Form 10QSB
period 2000-09-30
HUGO INTERNATIONAL TELECOM INC
filed 2001-02-07
CIK 1120802

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                               -----------------------    -------------------

                       Commission File Number 001-16207
                      HUGO INTERNATIONALAL TELECOM, INC.
                      ----------------------------------
      (Exact name of small business issuer as specified in its charter)

            Delaware                                         98-0226479
-----------------------------                  ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

           6 Waterside Drive, Langley Business Park, Langley Slough
                       Berkshire SL3 6EZ UNITED KINGDOM
                       --------------------------------
                   (Address of principal executive offices)

                             011-44-1753-542-828
                             --------------------
                         (Issuer's telephone number)

                       -------------------------------
                (Former name, former address and former fiscal
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---
              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes         No
                                                  ------     --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 2, 2001: 20,500,000 shares $ .0001 par value common stock.

      Transitional Small Business Disclosure Format (check one) Yes   No  X
                                                                   ---   ---

                                 FORM 10-QSB
             HUGO INTERNATIONALAL TELECOM, INC. AND SUBSIDIARIES
                              TABLE OF CONTENTS


                                                                     Page
                                                                     ----
PART I.           FINANCIAL INFORMATION

   Item 1.        Consolidated Financial Statements....................3

   Item 2.        Management's Discussion and Analysis
                     or Plan of Operation..............................5




PART II.          OTHER INFORMATION

   Item 2.        Changes in Securities and Use of Proceeds............8

   Item 6.        Exhibits and Reports on Form 8-K.....................8



Signatures        .....................................................9

                        PART I - FINANCIAL INFORMATION



ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS





                       HUGO INTERNATIONAL TELECOM, INC.
                      CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)



                                   CONTENTS

Consolidated Financial Statements:
    Consolidated Balance Sheet............................................i
    Consolidated Statements of Operations................................ii
    Consolidated Statement of Changes in Stockholders' Equity...........iii
    Consolidated Statements of Cash Flows .............................iv-v
    Notes to Consolidated Financial Statements...........................vi


The accompanying notes are an integral part of the consolidated financial statements.      -2-

                       HUGO INTERNATIONAL TELECOM, INC.
                          CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2000 (UNAUDITED)


ASSETS
Current assets:
    Cash                                                                          $      1,871
    Accounts receivable, net of allowance for doubtful accounts of $78,130           1,558,787
    Income tax refund                                                                   51,070
    Inventory                                                                           97,702
    Prepaid expenses and other current assets                                           58,902
                                                                                  ------------
Total current assets                                                                 1,768,332

Property and equipment, net of accumulated depreciation                                152,177

Goodwill, customer lists, and other intangibles, net of accumulated
    amortization                                                                       901,325
                                                                                  ------------

                                                                                  $  2,821,834
                                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                                $    235,531
    Accounts payable                                                                 1,156,821
    Current portion of long-term debt                                                  398,558
    Stockholder note payable                                                           268,603
    Current portion of capital lease obligations                                        24,358
    Accrued expenses                                                                   275,559
    Deferred income                                                                     43,918
                                                                                 -------------
Total current liabilities                                                            2,403,348
                                                                                 -------------

Long-term liabilities:
    Long-term debt                                                                     263,653
    Capital lease obligations                                                            7,822
                                                                                --------------
Total long-term liabilities                                                            271,475
                                                                                 -------------

Stockholders' equity:
    Preferred stock; $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares
    authorized;
    20,500,000 shares issued and outstanding                                             2,050
    Additional paid-in capital                                                       1,166,353
    Accumulated other comprehensive income                                              76,608
    Stock subscriptions receivable                                                      (2,083)
    Accumulated deficit                                                             (1,095,917)
                                                                                  ------------
Total stockholders' equity                                                             147,011
                                                                                  ------------

                                                                                  $  2,821,834
                                                                                  ============

The accompanying notes are an integral part of the consolidated financial statements.      -i-

                       HUGO INTERNATIONAL TELECOM, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                           Three Months Ended            Nine Months Ended
                                              September 30,                 September 30,
                                       -------------------------     -------------------------
                                            2000           1999           2000          1999
                                       -------------------------------------------------------
Revenues                               $ 1,594,020    $1,506,205      $4,042,328   $ 3,641,816

Cost of revenues                         1,017,914       912,183       2,596,062     2,368,510
                                       -------------------------------------------------------

Gross profit                               576,106       594,022       1,446,266     1,273,306

Selling, general and administrative
   expenses                                597,829       574,622       2,019,362     1,369,281
                                       -------------------------------------------------------

(Loss) income from operations              (21,723)       19,400        (573,096)      (95,975)
                                       -------------------------------------------------------

Other income (expense):
   Interest income                               6            95             672           886
   Interest expense                        (25,928)      (14,629)        (97,710)      (45,882)
                                       -------------------------------------------------------
                                           (25,922)      (14,534)        (97,038)      (44,996)
                                       -------------------------------------------------------

(Loss) income before taxes                 (47,645)        4,866        (670,134)     (140,971)

Income tax benefit                                                        28,065
                                       -------------------------------------------------------

Net (loss) income                      $   (47,645)   $    4,866     $  (642,069)  $  (140,971)
                                       =======================================================

Basic income (loss) per share                 $.00          $.00           $(.03)        $(.01)
                                       =======================================================

Weighted average number of
   common shares used in income
   (loss) per share computation         20,492,391    15,000,000      18,524,635    15,000,000
                                       =======================================================





The accompanying notes are an integral part of the consolidated financial statements.      -ii-

                       HUGO INTERNATIONAL TELECOM, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


                                                                                                       Accumulated
                                           Common Stock                  Additional                       Other           Stock
                                   ----------------------------            Paid-In     Accumulated     Comprehensive   Subscription
                                       Shares          Amount              Capital        Deficit          Income       Receivable
                                   ------------------------------------------------------------------------------------------------

Balance, December 31, 1999,
 as previously reported                    100     $      161                          $  (404,530)         $ 5,898

Prior period adjustment
 for currency translation                                 (11)                             (49,318)          49,329
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 1999,
 restated                                  100            150                             (453,848)          55,227

Common stock issued to reduce
 related party related party
 debt (unaudited)                      284,000        415,753

Acquisition of company
 (unaudited)                        15,000,000          1,500        $   (1,500)

Recapitalization of company
 (unaudited)                          (284,100)      (415,903)          415,903

Common stock issued for cash
 and subscription agreements
 (unaudited)                         5,500,000            550           751,950                                             $(2,083)

Foreign currency translation
 adjustment (unaudited)                                                                                      21,381

Net loss for the period
 (unaudited)                                                                              (642,069)
                                   -------------------------------------------------------------------------------------------------
Balance, September 30, 2000
 (unaudited)                        20,500,000     $    2,050        $1,166,353        $(1,095,917)         $76,608         $(2,083)

                                   ==========================        ==========        ===========          =======         =======




The accompanying notes are an integral part of the consolidated financial statements.      -iii-

                       Hugo International Telecom, Inc.
              Consolidated Statements of Cash Flows (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                     --------------------------
                                                                             2000         1999
                                                                     --------------------------
OPERATING ACTIVITIES
   Net loss                                                          $ (642,069)    $ (140,971)
                                                                     --------------------------
   Adjustments to reconcile net loss to net cash
      (used) provided by operating activities:
         Depreciation and amortization                                  174,016        137,358
         (Increase) decrease in:
            Accounts receivable                                        (917,971)      (278,990)
            Income tax refund                                           (43,440)
            Inventories                                                 (14,694)        72,149
            Other current assets                                         43,486            162
         Increase (decrease) in:
            Accounts payable                                            374,390        330,038
            Income taxes payable                                                       (41,409)
            Accrued expenses                                            170,440         74,276
            Deferred income                                                              8,080
                                                                     -------------------------
   Total adjustments                                                   (213,773)       301,664
                                                                     -------------------------
   Net cash (used) provided by operating activities                    (855,842)       160,693
                                                                     -------------------------

INVESTING ACTIVITIES
   Acquisition of property and equipment                                (32,398)       (16,726)
   Purchase of goodwill, customer lists, other intangibles,
      and other assets                                                                (712,929)
                                                                     -------------------------
   Net cash used by investing activities                                (32,398)      (729,655)
                                                                     -------------------------

FINANCING ACTIVITIES
   Increase in bank overdraft                                           124,222        108,558
   Payments on capital lease obligations                                (42,217)       (29,012)
   Net borrowings (payments) on stockholder advances                    122,110        (48,959)
   Proceeds from borrowings                                             147,466        646,427
   Payments on borrowings                                              (264,479)      (178,774)
   Proceeds from the issuance of common stock                           750,422
                                                                     -------------------------
   Net cash provided by financing activities                            837,524        498,240
                                                                     -------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            (15,225)        (7,599)
                                                                     -------------------------



The accompanying notes are an integral part of the consolidated financial statements.      -v-

                       HUGO INTERNATIONAL TELECOM, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   Nine Months Ended
                                                                      September 30,
                                                             --------------------------
                                                                   2000           1999
                                                             --------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (65,941)       (78,321)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    67,812        100,520
                                                              -------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    1,871     $   22,199
                                                              =========================

Supplemental disclosures of cash flow information and
  NONCASH INVESTING AND FINANCING ACTIVITIES:
      Cash paid during the period for:
         Interest                                             $   97,710     $   45,882
                                                              =========================
         Income taxes                                         $        0     $   40,358
                                                              =========================


During the period ended September 30, 1999, the Company purchased certain assets of Pro-comm Radio Communications for $749,179. In conjunction with this acquisition, liabilities assumed were as follows:

      Fair value of tangible assets acquired                                  $  32,733
      Goodwill and other intangibles acquired                                   997,934
      Cash paid for acquisition                                                (749,179)
                                                                              ---------
      Liabilities assumed                                                     $ 281,488
                                                                              =========

   During the period ended September 30, 2000, the Company issued 284,000 shares of common stock in payment of a stockholder advances payable in the amount of $429,682.

   During the period ended September 30, 2000, the Company entered into a capital lease for equipment with a fair market value of $18,694.

   During the period ended September 30, 2000, the Company converted stockholder advances of $277,608 into a note payable.


The accompanying notes are an integral part of the consolidated financial statements.      -vi-

                       HUGO INTERNATIONAL TELECOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)




1.    FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2000 and 1999,
(b) the financial position at September 30, 2000, and (c) cash flows for the nine-month periods ended September 30, 2000 and 1999, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 1999. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of those to be expected for the entire year.


2.    GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has sustained a substantial loss for the nine months ended September 30, 2000, has negative working capital of $635,016, and has accumulated losses of $1,095,917 at September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

              HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES


ITEM 2. -  MANAGEMENT'S DISCUSSION
           AND ANALYSIS OR PLAN OF OPERATION

The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Hugo International Telecom, Inc. is a provider of radio and data communications solutions and telephone airtime access to business customers primarily in the United Kingdom. Our expertise and broad range of distribution of various mobile and data communications equipment and technology, allows us to be a single-source provider of mobile and data communications, network design, equipment sales, installation and systems integration, consulting and maintenance to businesses and government agencies.


RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER, 1999.


REVENUES

Revenues for the three-month period ended September 30, 2000 were $1,594,020 as compared to $1,506,205 for the period ended September 30, 1999, an increase of $87,813, or 6%. This increase is primarily the result of growth across the business.

COST OF REVENUES

Cost of revenues for the three-month period ended September 30, 2000 was $1,017,914 (or 64% of revenues) compared to $912,183 (or 61% of revenues) for the period ended September 30, 1999. The increase in cost of revenues is principally due to the increased revenues and an increased level of export sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 4% to $597,829 for the three months ended

September 30, 2000 as compared to $574,622 for the three months ended September 30, 1999. The increase of $23,207 for the period reflects an expected increase in inflation of approximately 3%.

INTEREST EXPENSE

Interest expense increased by 77% to $25,928 for the three-month period ended September 30, 2000 as compared to $14,629 for the comparable period in 1999. The increase is the result of increased indebtedness.

LOSS BEFORE INCOME TAXES

The preceding factors combined to show an increase in net loss totaling $52,511 or 1079% for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. There was a net loss of $47,645 for the three-month period ended September 30, 2000 as compared to net income of $4,866 for the comparable period in 1999.



RESULTS OF OPERATIONS:

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Revenues for the nine-month period ended September 30, 2000 were $4,042,328 as compared to $3,641,816 for the period ended September 30, 1999, an increase of $400,512, or 11%. This increase is primarily the result of increased sales in the export and telecommunications areas.

COST OF REVENUES

Cost of revenues for the nine-month period ended September 30, 2000 was $2,596,062 (or 64% of revenues) compared to $2,368,510 (or 65% of revenues) for the period ended September 30, 1999. The increase in cost of revenues is principally due to the increase in sales.

As a result of the introduction of telecommunication sales, the Company realized an increase of 1% in gross profit percentage in the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999, with a gross profit percentage of 36% for the nine-month period ended September 30, 2000 as compared to 35% during the comparable period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 47% to $2,019,362 for the nine months ended September 30, 2000 as compared to $1,369,281 for the comparable period in 1999. The increase of $650,081 for the period reflects expenses attributable to the Company's establishment of an infrastructure to execute its business strategy. The expenses specifically resulted from an increase in legal and professional fees for registration statements, as well as additional staff.

INTEREST EXPENSE

Interest expense increased by 113% to $97,710 for the nine-month period ended September 30, 2000 as compared to $45,882 for the comparable period in 1999. The increase is the result of increased indebtedness.

LOSS BEFORE INCOME TAXES

The preceding factors combined to show an increase in net loss totaling $501,098 or 355% for the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999. There was a net loss of $642,069 for the nine-month period ended September 30, 2000 as compared to a net loss of $140,971 for the comparable period in 1999.


OPERATING ACTIVITIES

For the nine months ended September 30, 2000, net cash used by operating activities amounted to $855,842, an increase from net cash provided by operating activities of $1,016,535 or 633% for the comparable period in 1999. This increase in cash used is primarily a result of increased outstanding accounts receivable.

INVESTMENT ACTIVITIES

For the nine months ended September 30, 2000, net cash used by investing activities decreased 96% to $32,398 as compared to net cash used by investment activities of $729,655 for the comparable period in 1999. The decrease in cash used is due to the purchase of certain assets of Pro-comm Radio Communications in 1999.

FINANCING ACTIVITIES

The Company's financing activities include payments on borrowings, offering costs, and capital leases. Net cash of $1,837,524 was provided by financing activities for the nine months ended September 30, 2000 as compared to net cash provided by financing activities of $498,240 for the nine months ended September 30, 1999. Proceeds from the private sale of common stock were the principal sources of cash in the current period.


LIQUIDITY AND CAPITAL RESOURCES

The Company has been able to fund operations and working capital requirements from cash flow generated by the issuance of common stock and proceeds from a stockholder note payable.

The Company had a working capital deficit of $635,016 at September 30, 2000, which represented an increase in the deficit of $331,384 or 109% from the working capital deficit of

$303,632 at September 30, 1999. The increase in the deficit is mainly due to an increase in accounts payable and short-term debt.

At September 30, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that its current operations and cash balances will not be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. Additional capital will be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

                                   PART II.
                              OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ending September 30, 2000, the Company issued 50,000 restricted shares of common stock in a private offering resulting in gross proceeds to the Company of $50,000. The shares were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933 in accordance with Regulation S promulgated thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        A.  Exhibits - Exhibit 27 - Financial Data Schedule


        B.  Reports on Form 8-K
            None.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       HUGO INTERNATIONAL TELECOM, INC.
                                 (Registrant)


        In accordance with the requirements of the Exchange Act, this to the Registrant caused this report to be signed on its behalf by the following persons in the capacities and on the dates indicated.



          Signature                                  Title                          Date
                                     Director, Chief Executive Officer      February 7, 2001
/s/ DAVID W. FODEN                   and Chairman (Principal Executive
-----------------------              Officer)
David W. Foden

                                     Director, Treasurer and Secretary      February 7, 2001
/s/ MICHAEL CHRISTMAS                (Principal Financial and Accounting
-----------------------              Officer)
Michael Christmas

/s/ IAIN BOWLES                      Director                               February 7, 2001
-----------------------
Iain Bowles


                       HUGO INTERNATIONAL TELECOM, INC.
                                 FORM 10-QSB
                                  EXHIBIT 27