Form 10KSB
period 2000-12-31
HUGO INTERNATIONAL TELECOM INC
filed 2001-04-16
CIK 1120802

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

 [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000.

                                       OR

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
         ________________.

                        Commission File Number: 001-16207

                        HUGO INTERNATIONAL TELECOM, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            Delaware                                             98-0226479
-------------------------------                                -------------
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                                6 Waterside Drive
                      Langley Business Park, Langley Slough
                        Berkshire SL3 6EZ United Kingdom
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



    Registrant's telephone number, including area code: 011-44-1753-542-828

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
      Title of Each Class:                              on which Registered:
      -------------------                               -------------------
Common Stock, $0.0001 par value                                 None

        Securities Registered Pursuant to Section 12(g) of the Act: None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The issuer's revenues for its most recent fiscal year were $5,516,242.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 9, 2001, is $8,912,000.

         The number of shares of common stock outstanding as of April 9, 2001 was 20,500,000.

                                     PART I

          The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.



ITEM 1.  DESCRIPTION OF BUSINESS


OVERVIEW

         We supply radio and wireless data communications solutions to business customers primarily in the United Kingdom who seek to improve their customer service levels and control their communications costs. Our added value is in our ability to build complex communication systems from basic products currently available from wireless communications equipment and technology providers. We believe technology advances in radio, fixed telephone and cellular telephone systems has created enormous opportunities in business communications.

         Previously, because of infrastructure costs, complex business communications systems could only be afforded by large corporations. The new communications technology provides the basis for business customers to re-consider their communication systems. We provide mobile and data communications, network design, equipment sales, installation, systems integration, consulting, and maintenance to businesses and government agencies. We work with a customer to understand its communication systems requirements and then build solutions for business customers. We select the best technology for the customers' application from the range of technology available adding software service and support to provide the complete solution to the customer.

         Our expertise in wireless data and mobile communications permits us to offer customers a wide range of professional services, including network planning, design, implementation, management, maintenance and optimization. Our broad range of distribution of various wireless mobile and data equipment and technology suppliers allows us to serve our customers as a vendor-neutral, single-source provider of communications solutions, equipment and service. By offering equipment and technology from a variety of vendors, we can provide businesses with tailored, scalable solutions.

         We currently market our products and services to businesses in the following industries:

-        Government Agencies

-        Local and Higher Education Institutions

-        Transport

-        Construction

-        Healthcare, Medical, and Pharmaceutical institutions

-        Retail and Service Companies

         We also intend to pursue an acquisition strategy to broaden our customer base substantially. In March 1999, we purchased certain assets of Procomm Radio Communications, an airtime supplier. The primary asset acquired was Procomm's 3,000 airtime users. This acquisition allowed us to obtain a five year service provider license with Dolphin.

         We incorporated in the State of Delaware on February 17, 2000 and acquired our operating subsidiary Hugo International Limited on February 24, 2000.


THE UNITED KINGDOM BUSINESS COMMUNICATIONS MARKET

         The United Kingdom business communications market is large and growing. According to the Department of Trade & Industries Statistics, it consists of approximately 8,998,000 business telephone lines, an estimated 13,000,000 business mobile phone users and over 1,000,000 private and public access mobile radio users.


BUSINESS MOBILE TELEPHONE OPPORTUNITIES

         Mobile phones were originally developed to allow mobile communications using speech. This required low communications bandwidth. The new world of communications requires the mobile phone to handle data as well as speech. Currently, most widely available mobile telephones can transfer data at 9.6 kilobytes/sec using conventional GSM mobile telephone technology. This data rate limits the way in which applications can operate with poor capability to handle images. United Kingdom industry sources indicate, the growth in business mobile data in the United Kingdom market has rapidly increased from 400,000 users in 1997 to over 2,000,000 users in 2000 within our target markets.


RADIO COMMUNICATION MARKET

         According to A. D. Little, there are currently approximately 1,000,000 mobile radio subscribers in the United Kingdom using PMR (Private Mobile Radio) or PAMR (Public Access Mobile Radio) systems. Most of these users currently operate systems that use analog technology that has performance limitations.

         Mobile radio users are generally businesses and government service agencies that require fast call set up, push-to-talk (allows instant communication between individuals or members of a workgroup) and group call features as fundamental features for their daily operations. Many of these business and government users also need wide area voice and data with workgroup coverage and virtual private network features to enhance solutions to their particular operational problems.

         Currently these mobile radio users see the benefits of digital cellular technology while maintaining the benefits offered from PMR and PAMR. We believe that a very large percentage of these PMR and PAMR users would transfer their communication to cellular technology for coverage, price and telephony reasons, if mobile phone networks offered the full set of features required by the PMR / PAMR business user.

MOBILE COMMUNICATIONS WITHIN THE WORKPLACE

         Businesses also have need for mobile communication within the workplace. This can be defined simply as the need for the telephone to be with people when they are away from their work location but within the facility. Similarly in hotels, guests or staff require the ability to roam the hotel complex and still be accessible. We believe that an opportunity exists to supply mobile communication solutions within the workplace.

         We believe that we are positioned to take advantage of the numerous opportunities in the business communications industry described above, as well as, the following changes and developments described immediately below:


INNOVATIONS IN TECHNOLOGY

         Advances in switching and electronics have increased the bandwidth, or transmission capacity available for telecommunications networks. Historically, carriers have built telecommunications networks based on circuit switching. Circuit switching establishes and keeps open a dedicated path until a call is terminated. Although circuit switching worked well for decades to provide voice communication, it does not efficiently use transmission capacity. Once a circuit is dedicated, it is unavailable to transmit any other information, even when particular users of that circuit are not speaking or otherwise transmitting information. Packet switching is replacing circuit switching. Packet switching divides signals into small "packets" which are then independently transmitted to their destination via the quickest path. Upon their arrival, the packets are reassembled. Packet switching provides more efficient use of transmission capacity because it does not require a network to establish inefficient dedicated circuits that waste unused capacity. New packet networking technologies include Internet Protocol (IP), asynchronous transmission (ATM) and frame relay. Networks that employ packet switching technology are especially efficient at carrying data signals. ATM service quality controls support high-quality voice and video signals. Similar quality controls are being developed for IP.


         Telecommunications network designs have traditionally created separate networks using separate equipment for voice, data and video signals. The evolution from analog to digital technologies, which convert voice and other signals into a stream of "1"s and "0"s, eliminates the traditional distinctions between data, voice and video transmission services and systems. High-bandwidth networks that use advanced packet-switched technology transmit mixed digital voice, data and video signals over the same network. This enables mobile users to use a single device for voice, data and video communications.


INCREASING DEMAND FOR COMMUNICATIONS SERVICES

         We believe that there is and will continue to be significant growth in the demand for mobile data, Internet, voice and video services. The increase in computing power, number of computers networked over the Internet, and connection speeds of networked computers are driving tremendous increases in communications uses for the Internet and data services. Prices for cellular and long distance voice services have decreased, resulting in increased demand for these services. In addition, cost savings and network efficiencies are driving demand for more robust voice and data network equipment.

PRODUCTS AND SERVICES


CORE PRODUCT GROUPS:

         We distribute the products and services of a number of leading communications suppliers. In radio and cellular equipment, we are an authorized dealer for Motorola, Kenwood and Tait. In data and communications technology, we are authorized service providers of BT Cellnet and Dolphin. In fixed line telephony we sell and support Siemens and Lucent products. Moreover, three new technologies are now becoming available which combine cellular mobile telephony, high-speed packet data, and other functions into a number of solutions to address the business customer's mobile communications requirements.

         The changes in technology and the growth in the telecommunications industry has led to the rapid development of the market for telecommunications equipment and mobile applications. Hugo has positioned itself to take advantage of the foregoing market opportunities by developing three core internal product groups.


TELECOMMUNICATIONS:
         Providing complete solutions to business, including:

         -    Switches

         -    High bandwidth

         -    Digital mobile telephony

         -    Value added products

         -    Least call routing

         -    Service and maintenance

         -    Voice-over Internet Provider (VOIP)


NETWORK SERVICES:
         Mobile applications solutions such as:

         -    Vehicle tracking

         -    Security monitoring

         -    Supply chain e-commerce Internet solutions

         -    Fleet management via the Internet


SYSTEMS:
         Sale of private and public access mobile radio communication equipment and systems.

         -    Design / manufacture

         -    Installation

         -    Maintenance

         -    Service

         The portfolio of products and services encompasses state-of-the-art telecommunications equipment, tailor-made technical communication solutions, data applications, components, airtime sales, and equipment rental and maintenance activities.

         The following product groups outline the solutions that we offer to target customers.


BUSINESS MOBILE TELEPHONE SOLUTION


BT CELLNET AND THE NEW GPRS TECHNOLOGY

         GPRS or "GENERAL PACKET RADIO SERVICE" is a new data network being developed alongside BT Cellnet's existing analog and digital networks. It uses existing radio base stations linked to a new network based on 'packet switch' technology. The major benefit is data rates of 64 kilobytes/sec using packet switch technology, six times faster than the current GSM networks.

         With its packet technology, GPRS allows a user to log into a data network, typically a company local network or an Internet Service Provider, and then send and receive data as and when required throughout the day. The GPRS network is only utilized when data is being transmitted, but the user retains a virtual connection to his computer network throughout the day, thereby eliminating the need to reconnect each time a user wants to connect to a network.

         Like existing mobile data services, initially most GPRS users will be business people, but as GPRS integrates two of the worlds fastest growing industries, mobile phones and the Internet, we believe it will spread rapidly to cover many consumers too. There will also be the capability to have GPRS devices hidden from view in the form of machines that will communicate to control centers, for example:

         -    vehicle tracking systems

         -    vending machines reporting stock levels

         -    metering devices

         -    remote sensors

         -    alarms, etc.

         The largest single application of this new technology is expected to be for the 'mobile office' user accessing the company Intranet for sending and receiving emails while working away from the office, whether in the United Kingdom or abroad. There will be many business applications tailored to the needs of specific groups of workers. Users will be able to access company databases and download plans, parts lists, customer information and history, maps, pictures and other information. For example, users can transmit information on fault diagnosis, parts used, and fault repair times can be transmitted back to the office for immediate invoicing and updating of stock records. Also, users will be able to view product details including full pictures or videos. Order information from mobile salesmen will be a simple operation as will the ability to browse stock levels.

         GPRS is based on the Internet Protocol (IP). This provides ease of connectivity from mobile data terminals to the Internet and to IP-based company Intranets. Existing IP applications will not need to be rewritten to work in a mobile environment, and will therefore provide the same look and feel as when they are in the office. GPRS is suitable for video and multi-media applications.

         Collectively these individual benefits combine to provide a real advantage to business users. Companies can utilize the benefits of GPRS to keep constantly in touch with their employees, their vehicles, and their machines, and provide more efficient and responsive services to their customers.

         Most companies today are heavily dependent on their local area networks
(LAN). It is the heart of a business's daily operations and the information it carries is its lifeblood, from e-mail and Intranet to customer databases and order process systems. The introduction of GPRS is an important step in the convergence of internet and mobile phone technologies.


RADIO COMMUNICATIONS MARKET SOLUTION


DOLPHIN AND THE TETRA TECHNOLOGY

         Dolphin, the largest public mobile radio operator in Europe with over 200,000 analog subscribers and licenses covering over 210 million people, was formed to establish and operate a digital mobile radio network in the United Kingdom, France, Germany and Spain, based on TETRA (Terrestrial Trunked Radio Access) technology that would meet all of the mobile communications requirements of mobile business workgroups.


TETRA BACKGROUND INFORMATION

         TETRA is the only digital mobile radio technology that has been accepted throughout Europe. It is a standard defined by ETSI, the European Telecommunications Standards Institute, and combines the benefits of cellular telephony, PAMR radio and packet-switched data transfer. The TETRA standard defines an open interface, hand over algorithms and allows for multiple vendors, which offers users the promise of competition and attractive pricing.

         A TETRA telecommunications system can offer:

         -    mobile phone style handsets

         -    almost instantaneous call set up times

         -    'press to talk' capability

         -    group call facilities

         -    cellular style calls to PSTN and GSM Networks

         -    hand over between cells

         -    excellent voice quality; and

         -    packet data capability

         The 'press to talk' function allows instant individual or multiple communications between all members of a working group. This is made possible by call set-up times of less than half a second. By comparison, GSM phones have a set-up time of several seconds and is not designed to offer group call services.

         This feature is required by the police, fire and ambulance services. In addition, a number of applications where the ability to call one to many, or even one to one with very short call set up times is a "must have". There is an additional market in organizations where the company internal call rate is high, in this environment there are financial advantages to using the "on net" calling capability of Dolphin to minimize communications costs. The Dolphin network therefore offers an upgrade path to the radio user and a wide range of features to benefit specific business users operating in vertical markets.

         The Dolphin users like their counterparts in the GSM mobile phone market also need access to mobile data.

         PMR AND PAMR SYSTEMS

         Currently, we supply PMR and PAMR systems that have been fundamental in providing instant call set-up communications for the following market segments:

         -    Police / Fire / Ambulance

         -    Security

         -    Utilities

         -    Health

         -    Social services

         -    Retail

         -    Construction

         -    Transport

         The analog PMR radio markets currently support approximately 500,000 voice users, many of which are network owners. These users need instant call set-up and group working which has not previously been available from a digital network. TETRA will offer a National and Pan European public digital radio network with exactly these features.

         The analog PAMR radio markets are currently shrinking as users migrated to Dolphin but is approximately 40,000 users, all of which will transfer to a digital network over the next 1-2 years. These private and public networks have supplemented the mainstream audio, data and visual fixed networks operated by BT, Cable and Wireless etc. The market has, thus far, tolerated these fixed communications mediums.


MOBILE COMMUNICATIONS WITHIN THE WORKPLACE SOLUTION


DECT AND SWITCHES

         We believe that an opportunity exists to supply mobile communication solutions within the workplace. The ideal solution is to have a digitally enhanced cordless telephone (DECT) system linked with a business' main switchboard. The solution offered by Hugo includes the switch plus DECT supplied by Siemens, one of the largest manufacturers of telephone systems in the world. DECT supplies the mobile capability within the office which, when combined with a switch (PABX), supports the functions used by DECT handsets. The PABX switch provides a range of 1 kilometer from the central cordless unit to the base stations. The switches offered by us are a range targeted at the small to medium enterprise with the latest telephone technology supported and includes many advanced features.

         Active marketing has now started to the small and medium size companies where the switch provides the most benefits to the user.

         COMMUNICATIONS AND DATA SOLUTIONS (INTERCONNECT SERVICES)

         Businesses seek solutions to the challenges of selecting, maintaining and upgrading communications technologies and services amid rapid technological advances. As a result, the demand for consultant services in systems integration and communications networks has been growing rapidly. We assess the customers' communications and technology needs, evaluate equipment and services options, supply equipment and services including installation, implement efficient network solutions and manage the combination of technologies.


PROFESSIONAL SERVICES

         We design, build and operate advanced voice, data and integrated communications systems. To meet our customers' needs, we evaluate technologies such as Internet Protocol, frame relay, DSL and ATM, and then select, integrate and deploy the appropriate routers, switches, access devices and mobile equipment.

         We offer our customers a variety of wireless data and voice equipment. We also install, configure and integrate all the equipment we sell to our customers.

         We provide service, maintenance and support for our customers' growing data and voice communications systems, as well as sell and install data and mobile communications equipment. We maintain and service our clients' voice and data systems primarily through maintenance plans or project specific plans based on time and significance.




VENDOR RELATIONSHIPS

         We have agreements with the wireless voice and data equipment/technology manufacturers and providers listed below:

-        BT Cellnet

-        Dolphin

-        Motorola

-        Kenwood

-        Tait

-        Siemens

         Our agreements with the above manufacturers and technology providers allow for the distribution, resale or integration of products, and/or acting as agents for these equipment manufacturers and technology providers. Normally, we receive volume discounts from manufacturers and service providers on products and services.

RESEARCH & DEVELOPMENT


TRADECOM

         One of the most important changes in business operations is the use of the Internet for commercial transactions. The United Kingdom Internet subscriber base is currently concentrated in large businesses. Any strategy to use the Internet in United Kingdom, therefore must have a call center solution included. The United Kingdom Internet subscriber base now exceeds 4,500,000 users from a total population of some 57,000,000 (8%). Internet usage and thus the ability to reach customers is still low in United Kingdom compared to the United States but changing very quickly.

         Hugo is building a new route to market which will increasingly be Internet focused. This product, called TradeCom, will enable customers to order products online and have a simple and fast delivery. The focus is on providing the ability to supply standard products or previously supplied products off the shelf with minimum lead-time with any standard service requested.

         TRADECOM will afford a low cost of sales operation which utilizes the Internet, telesales, direct marketing, and fax ordering that provides the customer with the product or service he wants in the most efficient manner possible.


HUGO'S INTERNET APPLICATION DEVELOPMENT

         The Internet is providing a first class mechanism to change business processes to reduce cost in many areas of business. The catalyst for the change is the combination of the new communications technology with the Internet that provides the ability to process large volumes of data remotely at low cost. A simple example is that now images of a product range can easily be displayed to a customer using the GPRS mobile phone and a portable computer for them to select the product they require.

         Using the Internet, plus the national communications network of BT Cellnet, Hugo is developing a link between members of staff on remote sites and a warehouse. Using a hand held computer the on site personnel can order materials for delivery or browse a product list before ordering. Advantages arise for Hugo from the capital sale, ongoing network service revenue and Internet call receipts.

         This application will provide benefits across a wide range of vertical markets. Many markets require information to be entered remotely or can reduce the business processes required to complete order entry:

         -    On Site Retail Ordering

         -    Vending equipment

         -    Service Engineers

         -    Remote Sales Order Processing



MARKETING AND SALES STRATEGY

         We seek to build a strong base of blue chip customers as clients. We believe that long-term relationships built on quality solutions, equipment, customer service, short response time and competitive pricing are the most effective way of attaining our business objectives. We are seeking expansion of our client base through targeted solicitation of clients in our existing geographic and vertical markets. We are also undergoing a public relations campaign to gain the maximum visibility for our products and services by creating awareness of the technology with senior executives, chief information or technology officers and IT/IS managers. We also advertise in order to establish Hugo's identity in the marketplace. The intent is to re-enforce our direct marketing effort and to build confidence among targeted customers in our products and services.

         We believe it is important to use follow on opportunities from the public relations campaign and re-enforce the benefit gained from public relations or to preview our products before public relations activity in order to gain the maximum impact.



COMPETITION

         The business marketplace for communications products is highly competitive. The size of a client, the geographic scope and product platform preferences of our target client base dictates the competition we face. The market for wireless mobile and data communications services and products sales is highly competitive on a national and international basis. The level of competition intensifies, while the number of qualified competitors diminishes as the level of technological and design expertise rises and product distribution rights narrow.

         Our goal is to continuously expand our geographic coverage on the national and international level, as well as expand upon our growing expertise within the wireless mobile and data equipment platforms.

         We face increasing competition in our targeted markets as we expand our geographic coverage on the national and international level, as well as expand upon our growing expertise within the wireless mobile and data equipment platforms. This competition covers larger mobile and network design, installation, maintenance and monitoring projects and contracts on a national and international basis.

         Within the market for voice and data solutions area, PMR and PAMR our direct competitors come from the existing PMR and PAMR industry including:

         -    London Communications Ltd.

         -    Relcom Ltd.

         -    Airsys Technologies Ltd.

         -    Two-Way Radio Communications

         -    Mobile Radio (Banbury)

         -    Securicor Radio Services

         The competition base in the GSM mobile phone area is large with many companies supplying product. The difference in Hugo supplying products is that the supply is only to business and focused on adding value to the basic technology. Other potential competition may come from cable operators, commercial vehicle distributors, facilities management companies and business communications retailers.

EMPLOYEES

         We have 24 full-time and 1 part-time employees. Of these, 9 are in sales and marketing, 11 are in technical and distribution, and 5 are in administration. We believe our relationship with our employees is satisfactory.

WHERE YOU CAN FIND MORE INFORMATION

         We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Our headquarters are located at 6 Waterside Drive, Langley Business Park, Langley Slough, Berkshire SL3 6EZ United Kingdom, where we occupy approximately 4,500 square feet of leased space under a lease that ends in 2008. We have an option to terminate the lease by giving notice 6 months prior to December 25, 2003. Annual base rent under the lease is approximately $90,000. We believe the space occupied by our staff is adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no public market for trading of our common stock as of December 31, 2000.

         As of April 9, 2001 there are approximately 76 stockholders of record.

         We have never paid cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business. The payment of any future dividends on our common stock will be determined by our Board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board.


RECENT SALE OF UNREGISTERED SECURITIES


         The securities described below were issued by us within the past three years and were not registered under the Securities Act of 1933, as amended (the "Act"). Each of the transactions is claimed to be exempt from registration with the Securities Exchange Commission under Section 4(2) of the Act as transactions by an issuer not involving a public offering or under Regulation S. All certificates representing these issued and outstanding restricted securities of the company contain appropriate text detailing their restricted status and the company has issued "stop transfer" instructions to its transfer agent for these securities. No commissions were paid in connection with any of these issuances.

         1. On February 24, 2000, we entered into a share exchange with all of the stockholders of Hugo International Limited, a company formed under the laws of England and Wales ("Hugo United Kingdom"), pursuant to which we issued 15,000,000 shares of our common stock in exchange for 284,100 shares of Hugo United Kingdom's capital stock, which constitutes all of Hugo United Kingdom's issued and outstanding capital stock. All 15,000,000 shares of our common stock contemplated by the exchange have been issued. Upon the consummation of the share exchange, Hugo United Kingdom became a wholly owned subsidiary of Hugo.

         2. On February 24, 2000 we issued 1,250,000 restricted shares of our common stock to purchasers in a private offering resulting in gross proceeds of $125,000.

         3. On March 3, 2000, we issued 350,000 restricted shares of our common stock to purchasers in a private offering resulting in gross proceeds of $35,000.

         4. On March 9, 2000, we issued 650,000 restricted shares of our common stock to purchasers in a private offering resulting in gross proceeds of $65,000.

         5. On March 12, 2000, we issued 2,750,000 restricted shares of our common stock to purchasers in a private offering resulting in gross proceeds of $275,000.

         6. On June 30, 2000, we issued 450,000 restricted shares of our common stock to purchasers in a private offering resulting in gross proceeds of $202,500.

         7. On July 14, 2000, we issued 50,000 restricted shares of our common stock to purchasers in a private offering resulting in gross proceeds of $50,000.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.


Overview


SALES BY AREA TYPE


AREA                                                           1999 FULL           2000 FULL                  % CHANGE
 NO              DESCRIPTION                                      YEAR                YEAR                    FROM 1999
 --              -----------                                      ----                ----                    ---------
1             EXPORTS                                             606110              1076133                   77.5%
              % OF TOTAL                                           11.9%                19.5%

2             BASIC PRODUCTS                                     2703030              1785697                  -33.9%
              % OF TOTAL                                           53.1%                32.4%

3             ONGOING REVENUE                                    1684365              1918755                   13.9%
              % OF TOTAL                                           33.1%                34.8%

4             TELECOMMUNICATIONS                                  101070               492010                  386.8%
              % OF TOTAL                                            2.0%                 8.9%

5             SOLUTION PROVIDERS                                       0               243647                  100.0%
              % OF TOTAL                                            0.0%                 4.4%
                                                              ----------           ----------                    ---
              TOTAL                                           $5,094,575           $5,516,242                    8.3%



         During the last two fiscal years we have concentrated on positioning ourselves to exploit each of the following main areas of business.


AREA 1 - EXPORTS

         We are a licensed reseller of Motorola products to certain regions in Southern Africa. Current export sales are now growing significantly up by 77.5% from 1999 to 2000. We have been granted licenses by Motorola to also supply equipment in Romania, Algeria and Oman. During the third quarter of 2000 we obtained our first sales to BP/Amoco in the amount of $392,286 which represented the major component of the increase in export sales. Sales to Africa have risen by $120,777 but sales to the rest of Europe have fallen by $43,040 as we continue to concentrate on the higher gross margins outside Europe. These sales are all made by one person who was promoted in December reflecting his contribution. We will continue to grow this area as we use the support from Motorola and start to sell comprehensive communications systems and solutions into these markets.


AREA 2 - BASIC PRODUCTS

         In addition to Motorola, we sell products from a number of other manufacturers including both Kenwood and Tait in the United Kingdom. This market is highly competitive with a number of suppliers in the market place. Success in this area requires the services of top quality sales persons and we continue to strengthen our team in this area. We are also looking at shopping mall communications and security systems as a growth area.


AREA 3 - ONGOING REVENUE

         We also seek to secure repetitive income streams. These income streams derive from providing maintenance and airtime contracts, and to a lesser extent short and long term equipment rental. In 1999 we made the decision to purchase certain assets in an airtime provider, Procomm in order to secure a five year license with Dolphin. As a result of exceptional factors beyond our control the revenue stream was slower starting than anticipated, but during 2000 the airtime revenue from Dolphin units increased by $192,608 from 1999. Also, we received bonuses from Dolphin for each of the 1714 customers migrated to the Dolphin system at December 31, 2000. We have secured major contracts with Initial City Link a national parcel carrier in the United Kingdom, and Silvershield Windscreens a company providing roadside vehicle assistance. The result of this strong sales initiative has been an increase of 13.9% on 1999 sales.


AREA 4 - TELECOMMUNICATIONS SOLUTIONS

         During 1999 opportunities began to become evident for us to enter the telecommunications market place, in particular the switch ( a telephone exchange unit ) and DECT ( digitally enhanced cordless telephony ) markets. We have employed a salesman with a strong record in this market and he has increased sales by 386.8% from 1999 to $492,000. We have a contract with the St Johns Ambulance Brigade, a voluntary medical organization, and a regional education authority to provide these systems in schools. Both of these customers contributed to sales in 2000 and will continue through 2001 with a roll out to other sites.


AREA 5 - SOLUTION PROVIDERS

         Hugo has always recognized that technology could do more for customers than customers ever realized. Our professionals are able to assist customers in identifying their problems, and then create a solution to that problem. The most successful demonstration of this involves a customer that rents out equipment, which is moveable, frequently towed behind vehicles, and valuable. The customer, however, encountered a problem with tracking and controlling the whereabouts of these products. Conventional tracking products were not suitable due to unavailability of a reliable energy source, and the need for the product to be covertly fitted. We created the solution by developing a product which has since been tested and approved. The product is being supplied to the customer on a regular basis.

         Sales were $243,000 during 2000 as we sold product to the customer for which the tracking solution was originally developed and also have signed up with a Trans European haulage company, SAS Logistics. We have supplied 2 units, on a trial basis, to BP/Amoco in Algeria which has a fleet of 2000 vehicles that require this type of device. In addition, we have secured a further trial with BP/Amoco in Nigeria with a prospective fleet of 4,500 vehicles.


RESULTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2000 AND 1999


REVENUES

         Revenues for the year ended December 31, 2000 were $5,516,242 as compared to $5,094,575 for the period ended December 31,1999, an increase of $421,667 or 8%. This increase is due to increased export sales of $470,023 primarily as a result of a large first order for BP Amoco in Algeria and an increase in telecommunications sales of $492,010 in 2000 which was $101,070 in 1999. The sales of basic products were down by $917,333 due to the market starting to move away from the traditional analogue networks to the cheaper digital networks. During the second half of 2000 we started to accelerate our connections to the Dolphin network and network revenues started to recover. Overall, solution provision continues to be an attractive selling point to our customers.


COST OF REVENUES

         Cost of revenues for the year ended December 31, 2000 was $3,593,454 or 65% of revenues as compared to $3,368,718 or 66% of revenues for the year ended December 31, 1999. The increase in cost of revenues was fundamentally in line with the increased revenues. As a result of the foregoing, gross profit increased by $196,931 in 2000 to 35% of revenues from 34% of revenues in 1999. The increase in gross profit percentage is primarily due to the change in revenue mix. The new markets in Telecommunications at approximately 40% gross margin and Solution Provision at approximately 38% have improved the margin and were not in place during 1999. Additional revenues from the implementation of the Dolphin Systems were $456,290 at approximately 50% gross margin.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses amounted to $2,748,362 or 50% of revenues in 2000 as compared to $1,827,442 or 36% of revenues in 1999. The increase of $920,920 is primarily attributable to the cost of the registration statement of $404,485. Additionally, salary costs increased by $438,280 as the average number of employees increased from 18 to 24 as more sales and technical support staff were recruited to position us to move forward in 2001. The increase in the number of employees was responsible for an increase in travelling and vehicle costs of $57,966. Bad debts and bank charges rose by $78,170 but we were able to make significant savings of $43,200 on temporary staff and recruitment costs.

INTEREST EXPENSE

         Interest expense for the year ended December 31, 2000 was $125,013 as compared to $73,193 for the same period in 1999. This reflects a higher overall borrowing throughout the year although by December 31, 2000 borrowings were reduced.


LOSS BEFORE INCOME TAXES

         The preceding factors combined to show an increase in the loss before taxes totaling $762,057 for the year ended December 31, 2000 as compared to the year ended December 31, 1999. There was a loss before taxes of $950,987 for the year ended December 31, 2000 as compared to a loss before taxes of $188,530 for the comparable period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital deficit of $900,661 at December 31, 2000 which represented a decrease in the deficit of $219,559 from the working capital deficit of $1,120,220 at December 31, 1999. The decrease in the deficit is mainly due to the increase in accounts receivable reflecting strong sales at the end of the year.

         Our investing activities used cash of $34,106 for the year ended December 31, 2000. The principal use of cash was to purchase property and equipment. Our investing activities used cash of $769,678 for the year ended December 31, 1999. The principal use of cash was to purchase certain assets of a business.

         Our financing activities provided cash of $909,823 for the year ended December 31, 2000. The principal sources of cash were proceeds from the sale of common stock and borrowings. Our financing activities provided cash of $365,269 for the year ended December 31, 1999. The principal source of cash was proceeds from borrowings.

         As described in Note 2, "Going Concern" to the accompanying financial statements, there is a doubt as to our ability to continue as a going concern. We have incurred substantial losses for the years ended December 31, 2000 and 1999 (approximately $906,000 and $192,000, respectively), we have negative working capital of approximately $901,000 as of December 31, 2000, we have used cash in operations of approximately $858,000 for the year ended December 31, 2000 and our liabilities exceed our assets by approximately $120,000 as of December 31, 2000. These conditions would raise doubt about our ability to continue as a going concern. Present management has set the following objectives for fiscal 2001 to enable us to continue as a going concern:

         Continue to increase our sales revenues in all areas of our sales strategy. We anticipate an overall increase in revenues in all areas in 2001. We believe that our long term investments in ongoing revenue, our co-operative partnership with Motorola in the export markets, our continuing good relationship with BP Amoco, our development of the vehicle tracking system in the Solution Provision area and the long term Telecommunications customers will enable us to meet our objectives. We will seek to maintain gross margins at current levels as we work in these productive markets. If successful, we would be able to achieve cost reductions from our suppliers and we will continue to monitor our purchasing policies.

         Reduce overhead expenses. During 2000, we incurred exceptional costs as result of filing a SB-2 Registration Statement with the Securities and Exchange Commission of approximately $400,000. We do not anticipate a repeat of this expense in 2001. Also, we are improving the quality of our staff and strengthening the management team. In January 2001, we hired an Operations Manager as an initial step, followed by an additional Customer Services Manager in February 2001. Generally, overheads are being very tightly controlled.

         We are considering raising additional funds through private offerings of our shares. This would enable us to reduce our long term debt position and assist the current cash flows. Accounts Receivable is targeted as an area to produce a positive cash flow by undertaking more efficient collection efforts.

         At this time the present management cannot assess the likelihood of our ability to achieve these objectives.


ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of Hugo International Telecom, Inc. and its subsidiaries including the notes thereto, together with the report thereon of Pender Newkirk & Company is presented beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name of Individual       Age   Position with News Communications and Subsidiaries
------------------       ---   --------------------------------------------------
David W. Foden           47    Chairman of the Board, President and Director the company
Michael Christmas        45    Director, Secretary and Treasurer of the company
Ian Bowles               54    Director of the company
Jan O'Hara               29    Sales manager of Hugo International Ltd.
Bruce Hall               38    Engineering Manager of Hugo International Ltd.
Raj Sangha               32    Export Sales Manager of Hugo International Ltd.

         DAVID W. FODEN has been a director and Chairman of the Board and President of Hugo since its formation in February 2000. Mr. Foden also has been a managing director of Hugo International Ltd., our United Kingdom subsidiary since 1992.

         MICHAEL CHRISTMAS has been a director, Secretary, Treasurer and Financial Controller of Hugo since its formation in February 2000. Mr. Christmas also has been the finance director of Hugo International Ltd. since February 2000. He also has been the financial controller of Hugo International Ltd. since September 1999. Mr. Christmas was the financial controller of Thatch International Ltd., a private United Kingdom company, from September 1997 until September 1999 and the financial controller of United Barcode Industries Ltd., a private United Kingdom company and a subsidiary of United Barcode Industries Ab, a public company organized under the laws of Sweden, from September 1994 until September 1997.

         IAIN BOWLES has been a director of Hugo since its formation in February 2000. Mr. Bowles also has been a non-executive director of Hugo International Ltd. since February 2000. Mr. Bowles also is a managing director of Beechfirst Ltd., a private United Kingdom company. Mr. Bowles also has served as a consultant to Beechfirst Ltd. since January 1997.

         JAN O'HARA has been the Sales Manager of Hugo International Ltd. since September 1997. Prior to working at Hugo International, Mr. O'Hara worked at Contact One/Coronet Communications, a private United Kingdom company. Mr. O'Hara was employed in the following positions at Contact One/Coronet Communications:
(i) sales manager from January 1997 until September 1997, (ii) sales engineer from September 1995 until January 1997, and (iii) radio technician from June 1994 until September 1995.

         BRUCE HALL has been the Engineering Manager of Hugo International Ltd. since March 1999. Prior to working at Hugo International, from 1994 through February 1999, Mr. Hall was self-employed and through his company, TWR Communications, Ltd., a private United Kingdom company, Mr. Hall performed sub-contract work installing PMR and PAMR radios. From September 1997 through March 1999, Mr. Hall also was employed at Procomm Radio Communications, a partnership, on a self-employed subcontractor basis as a technical manager. Mr. Hall is a director of TWR Communications, Ltd.

         RAJ SANGHA has been with Hugo International since December 1996 and was promoted to the position of Export Sales Manager in December 2000. During 2000 he successfully negotiated the companies first export contract with BP Amoco. Mr. Sangha was previously employed at the Department of Education and Employment from 1992 to 1996.

         The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among the directors, officers or key employees.


DIRECTOR COMPENSATION

         We have no established compensation arrangements with our directors but directors may be reimbursed for their reasonable expenses incurred in connection with the attendance at board and committee meetings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires a company's officers, directors and persons who own more than ten percent of a registered class of such company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all
Section 16(a) forms they file.

         During fiscal 2000, the following individuals were late with their Form 3 filings: (1) David W. Foden, Chairman of the Board, President and Director, was 48 calendar days late on the filing of his Form 3, which disclosed his holdings of 11,558,000 shares of Common Stock; (2) Michael Christmas, Treasurer and Director, was 21 calendar days late on the filing of his Form 3, which disclosed his holdings of 10,000 shares of Common Stock; and (3) Iain Bowles, Director, was 50 calendar days late on the filing of his Form 3, which disclosed his holdings of 10,000 shares of Common Stock.


ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table details information for Hugo and Hugo International Limited for each of the fiscal years ended December 31, 2000, 1999 and 1998 concerning compensation of:

- all individuals serving as the company's chief executive officer during the fiscal years ended December 31, 2000, 1999 and 1998; and

- each other executive officer or key employee of the company whose total annual salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2000, 1999 and 1998:

                                                                                                     Other Annual
                                                             Annual Compensation                     Compensation
                                                             -------------------                     ------------
                                                                    Salary            Bonus
Name and Principal Position                         Year              ($)              ($)               ($)
---------------------------                         ----              ---              ---               ---
David W. Foden, Chairman of the Board and           2000          $151,000(1)              $0        $       0
    President of the company and Hugo               1999          $ 74,228(2)              $0        $       0
    International Ltd.                              1998          $ 49,600(3)              $0        $   8,851(4)

(1) $113,000 of Mr. Foden's salary was paid to RCI as management fees, a company that Mr. Foden controls.

(2) $68,000 of Mr. Foden's salary was paid to RCI as management fees, a company that Mr. Foden controls.

(3) All of Mr. Foden's salary was paid to RCI as management fees, a company that Mr. Foden controls.

(4) During 1998, $8,851 was paid by the Company for premiums on life insurance and health insurance for Mr. Foden.

         STOCK OPTION GRANTS IN LAST FISCAL YEAR. There were no grants of stock options during the fiscal year ended December 2000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of our common stock, as of April 9, 2001 by each person known to us to own beneficially more than 5% of our outstanding common stock, by each person who is a director of Hugo, by each person listed in the Summary Compensation Table and by all directors and officers of Hugo as a group.

         The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 20,500,000 shares of common stock outstanding on April 9, 2001 plus with respect to each such person the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty
(60) days set forth herein.


                                                   Beneficial Ownership             Current
Name and Address                                     of Common Stock            Percent of Class
----------------                                     ---------------            ----------------
David Foden                                               10,958,000                 51.69%
Hugo International Ltd.
6 Waterside Drive
Langley Slough, Berkshire SL3 6EZ
United Kingdom

Michael Christmas                                             10,000                  *
61 Franklin Avenue
Tadley Hants, United Kingdom
RG26 4EZ

                                                  Beneficial Ownership             Current
Name and Address                                    of Common Stock            Percent of Class
--------------------------------------            --------------------         ----------------
Iain Bowles                                                   10,000                  *
34 Barrows Green Road
Oxted Surrey United Kingdom
RH8 ONL

Christopher Sukornyk                                       1,900,000                  9.27%
70 Richmond Street East
Suite 301
Toronto, Ontario, Canada
M5C IN8

Gillian Foden                                              1,310,000                  6.39%
Hugo International Ltd.
6 Waterside Drive
Langley Slough, Berkshire SL3 6EZ
United Kingdom

All Directors and Executive Officers as a Group           10,978,000                 53.55%
(3 persons)

*        Less than one percent.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The transactions described below are on terms as favorable to Hugo as those that could have been obtained from independent third parties and arms-length negotiations.

         In 1998, we paid $49,600 in management fees to RCI Management. Our majority stockholder, chief executive officer and a director, David W. Foden, is a partner in RCI.

         In 1998, we had sales of $154,600 to Hugo Zimbabwe, a company in which David W. Foden held a majority interest.

         In 1999, we paid $68,000 in management fees to RCI Management.

         In 1999, we received unsecured and non-interest bearing advances payable of $626,226 from David W. Foden.

         In 1999, we had sales of $55,598 to Hugo Ireland.

         In 2000, we paid $113,000 in management fees to RCI Management.

         In 2000, we issued 284,000 shares of common stock in partial satisfaction of outstanding advances payable due to David W. Foden. The remaining balance of $274,030 was converted into a note, payable upon demand, and bears interest at 11% annually. We anticipate repaying the note by the end of the fourth quarter 2001.

         In 2000, we had sales of $26,853 to Hugo Ireland.

         In 2000, we paid $15,000 in consulting fees to Beechfirst Ltd. Iain Bowles, a member of our Board of Directors, serves as Managing Director and a consultant to Beechfirst.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                                                                                INCORPORATED BY
                                                                                REFERENCE FROM          EXHIBIT NO. IN
EXHIBIT NUMBER                          DESCRIPTION                              DOCUMENT (1)        REFERENCED DOCUMENT
--------------                          -----------                              ------------        -------------------
      2.1        Agreement for the Sale and Purchase of the Assets and                 A                     2.1
                 Business of Pro-Comm Radio Communications dated March 8,
                 1999 between M.L. Temple and A.R. Temple, Hugo
                 International Limited and D. W. Foden

      2.2        Exchange Agreement dated as of February 24, 2000 by and               A                     2.2
                 among Hugo International Telecom Inc., David W. Foden,
                 Brian H.C. Gundry and Gillan L. Foden

      3.1        Certificate of Incorporation of Hugo International                    A                     3.1
                 Telecom Inc. filed with the Secretary of State of the
                 State of Delaware on February 17, 2000

      3.2        By-laws of Hugo International Telecom Inc.                            A                     3.2

      4.1        Form of Common Stock Certificate of Hugo International                A                     4.1
                 Telecom Inc.

      4.2        Form of Preferred Stock Certificate of Hugo                           A                     4.2
                 International Telecom Inc.

     10.1        Letter from Hugo International Limited to David Foden                 A                     10.1
                 dated June 26, 2000 regarding loan from Mr. Foden in the
                 amount of L220,482

     10.2        Consulting Agreement between Hugo International Limited               A                     10.2
                 and RCI

     10.3        Purchase Order dated July 7, 1999 between                             A                     10.4

                                                                                INCORPORATED BY         EXHIBIT NO. IN
   EXHIBIT                                                                      REFERENCE FROM            REFERENCED
   NUMBER                    DESCRIPTION                                          DOCUMENT(1)               DOCUMENT
-------------    -------------------------------------------------------------  ---------------         --------------
                 Siemens Communications Limited and Hugo International Limited

     10.4        Confidential Invoice Discounting Agreement with Term                  A                     10.5
                 Sheet dated March 18, 1999, between Hugo International
                 Limited and Five Arrows Commercial Finance Limited

     10.5        Deed of Guarantee and Indemnity dated April 20, 2000,                 A                     10.6
                 between Hugo International Telecom Incorporated and Five
                 Arrows Commercial Finance Limited

     10.6        Service Provider Agreement dated March 15, 1999 between               A                     10.7
                 Dolphin Telecommunications Limited and Hugo
                 International Limited

     10.7        Business Loan Agreement dated March 11, 1999 between                  A                     10.8
                 Lloyds Bank Plc and Hugo International Limited

     10.8        Lease of Cookham House dated January 26, 1999 between                 A                     10.9
                 Chaselands Limited and Hugo International Limited

     10.9        Service Provider Agreement dated July 29, 1998 between                A                    10.10
                 Dolphin Telecommunications Limited, National Bank Three
                 Limited, Fleetcomm Limited T/A Fleetcomm Mobile Radio
                 Networks and Hugo International Limited

     10.10       Private Business Radio Suppliers License issued to Hugo               A                    10.11
                 International Limited by the Secretary of State for
                 Trade and Industry by the Radiocommunications Agency on
                 May 7, 1998

     10.11       Reseller Agreement dated September 1, 1997 between                    A                    10.12
                 Motorola Limited and Hugo International Limited

                                                                                INCORPORATED BY        EXHIBIT NO. IN
    EXHIBIT                                                                     REFERENCE FROM           REFERENCED
    NUMBER                        DESCRIPTION                                    DOCUMENT (1)             DOCUMENT
------------     --------------------------------------------------------       ---------------      ----------------
     10.12       Motorola Customer Programming Software License Agreement              A                    10.13
                 dated as of November 1998, between Motorola, Inc. and
                 Hugo International

     10.13       Retainer Agreement dated as of March 16, 1999 between                 A                    10.14
                 Hugo International Limited and Mark Lawrence Temple

     10.14       Retainer Agreement dated as of March 16, 1999 between                 A                    10.15
                 Hugo International Limited and Andrew Robert Temple

      21         Subsidiaries of the Company                                           A                      21


NOTES:

A        Registration Statement of the company on Form SB-2, No. 333-43642.

*        Filed herewith.

(b) No reports were filed on Form 8-K during the last quarter of fiscal year 2000.

         SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HUGO INTERNATIONAL TELECOM


                                        By   /s/ David W. Foden
                                           ---------------------------------
                                                 David W. Foden,
                                        President and Chief Executive Officer


         Each person whose signature appears below hereby constitutes and appoints David W. Foden, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof. In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                                          Title
             ---------                                          -----
/s/ David W. Foden                          Director, Chief Executive Officer and Chairman   April 16, 2001
------------------------------------        (Principal Executive Officer)
David W. Foden

/s/ Michael Christmas                       Director, Treasurer and Secretary (Principal     April 16, 2001
------------------------------------        Financial and Accounting Officer)
Michael Christmas

/s/ Iain Bowles                             Director                                         April 16, 2001
------------------------------------
Iain Bowles

                        CONSOLIDATED FINANCIAL STATEMENTS

                        HUGO INTERNATIONAL TELECOM, INC.

                     Years Ended December 31, 2000 and 1999
                          Independent Auditors' Report

                        Hugo International Telecom, Inc.

                        Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999


                                    CONTENTS



Independent Auditors' Report on Consolidated Financial Statements     F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet                                        F-2
    Consolidated Statements of Operations                             F-3
    Consolidated Statements of Changes in Stockholders' Deficit       F-4
    Consolidated Statements of Cash Flows                             F-5 - F-6
    Notes to Consolidated Financial Statements                        F-7 - F-16

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Hugo International Telecom, Inc.
Berkshire, United Kingdom


We have audited the accompanying consolidated balance sheet of Hugo International Telecom, Inc. as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the management of Hugo International Telecom, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2, the Company has negative working capital of approximately $901,000, liabilities exceed assets by approximately $120,000 as of December 31, 2000, it has net losses of approximately $906,000, and it has used cash in operations of approximately $858,000 for the year ended December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hugo International Telecom, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.




Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
April 3, 2001

                        Hugo International Telecom, Inc.
                           Consolidated Balance Sheet

                                December 31, 2000


Assets
Current assets:
    Cash                                                                                $    58,642
    Accounts receivable, net of allowance for doubtful accounts of $76,781                1,310,088
    Income tax refund                                                                        71,631
    Inventory                                                                                90,836
    Prepaid expenses and other current assets                                               179,718
                                                                                        -----------
Total current assets                                                                      1,710,915

Property and equipment, net of accumulated depreciation                                     169,729

Goodwill, customer lists, and other intangibles, net of accumulated amortization            878,820
                                                                                        -----------
                                                                                        $ 2,759,464
                                                                                        ===========

Liabilities and stockholders' deficit
Current liabilities:
    Bank overdraft                                                                      $   280,812
    Accounts payable                                                                      1,339,964
    Current portion of long-term debt                                                       474,933
    Stockholder note payable                                                                274,030
    Current portion of capital lease obligations                                             23,309
    Accrued expenses                                                                        164,835
    Deferred income                                                                          53,693
                                                                                        -----------
Total current liabilities                                                                 2,611,576
                                                                                        -----------

Long-term liabilities:
    Long-term debt                                                                          237,296
    Capital lease obligations                                                                30,936
                                                                                        -----------
Total long-term liabilities                                                                 268,232
                                                                                        -----------

Stockholders' deficit:
    Preferred stock; $.0001 par value; 1,000,000 shares authorized;
        0 shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares authorized;
        20,500,000 shares issued and outstanding                                              2,050
    Additional paid-in capital                                                            1,207,386
    Accumulated other comprehensive income                                                   31,578
    Stock subscriptions receivable                                                           (1,541)
    Accumulated deficit                                                                  (1,359,817)
                                                                                        -----------
Total stockholders' deficit                                                                (120,344)
                                                                                        -----------
                                                                                        $ 2,759,464
                                                                                        ===========


The accompanying notes are an integral part of the consolidated financial
statements.                                                                  F-2

                        Hugo International Telecom, Inc.

                      Consolidated Statements of Operations


                                                             Year Ended December 31,
                                                             -----------------------

                                                            2000                 1999
                                                            ----                 ----


Revenues                                                $  5,516,242         $  5,094,575

Cost of revenues                                           3,593,454            3,368,718
                                                        ------------         ------------

Gross profit                                               1,922,788            1,725,857

Selling, general and administrative expenses               2,748,362            1,827,442
                                                        ------------         ------------

Loss from operations                                        (825,574)            (101,585)
                                                        ------------         ------------

Other expenses:
    Interest expense                                        (125,013)             (73,913)
    Loss on disposal of fixed assets                                              (13,032)
                                                        ------------         ------------
                                                            (125,013)             (86,945)
                                                        ------------         ------------

Loss before taxes                                           (950,587)            (188,530)

Income tax benefit (expense)                                  44,618               (3,145)
                                                        ------------         ------------

Net loss                                                $   (905,969)        $   (191,675)
                                                        ============         ============

Basic loss per share                                    $       (.04)        $       (.01)
                                                        ============         ============

Weighted average number of common shares used in
    loss per share computation                            19,032,329           15,000,100
                                                        ============         ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                  F-3

                        Hugo International Telecom, Inc.

           Consolidated Statements of Changes in Stockholders' Deficit

                     Years Ended December 31, 2000 and 1999


                                                                          Common Stock
                                                                          ------------
                                                                    Shares             Amount
                                                                    ------             ------
Balance, December 31, 1999                                               100         $       150

Comprehensive loss:
    Foreign currency translation adjustment
    Net loss for the year
Total comprehensive loss
                                                                  ----------         -----------

Balance, December 31, 1999                                               100                 150



Common stock issued to reduce related party debt                     284,000             456,786



Acquisition of company                                            15,000,000               1,500



Recapitalization of company                                         (284,100)           (456,936)



Common stock issued for cash and subscription
         agreements                                                5,500,000                 550

Comprehensive loss:
    Foreign currency translation adjustment
    Net loss for the year
Total comprehensive loss
                                                                  ----------         -----------

Balance, December 31, 2000                                        20,500,000         $     2,050
                                                                  ==========         ===========

                                               Accumulated
 Additional                                       Other                   Stock                     Total
   Paid-In            Accumulated             Comprehensive            Subscription              Stockholders'
   Capital             (Deficit)                  Income                Receivable                 Deficit
   -------             ---------                  ------                ----------                 -------
                   $     (262,173)             $  48,174                                        $    (213,849)


                                                   7,053
                         (191,675)
                                                                                                     (184,622)
--------------     --------------              ---------               ----------               -------------

                         (453,848)                55,227                                             (398,471)



                                                                                                      456,786



$(1,500)



456,936




751,950                                                               $    (1,541)                    750,959


                                                 (23,649)
                         (905,969)
                                                                                                     (929,618)
--------------     --------------              ---------               ----------               -------------

$    1,207,386     $   (1,359,817)             $  31,578               $   (1,541)              $    (120,344)
==============     ==============              =========               ==========               =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                  F-4

                        Hugo International Telecom, Inc.
                      Consolidated Statements of Cash Flows



                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                      2000              1999
                                                                      ----              ----
OPERATING ACTIVITIES
    Net loss                                                        $(905,969)        $(191,675)
                                                                    ---------         ---------
    Adjustments to reconcile net loss to net cash
        (used) provided by operating activities:
           Depreciation and amortization                              230,488           206,733
           Loss on disposal of property and equipment                                    13,032
           (Increase) decrease in:
               Accounts receivable                                   (620,215)         (126,301)
               Income tax refund                                      (62,713)            2,229
               Inventories                                             (5,497)           48,694
               Other current assets                                   (83,019)          (73,010)
           Increase (decrease) in:
               Accounts payable                                       530,600           474,634
               Income taxes payable                                                     (47,334)
               Accrued expenses                                        49,761            60,173
               Deferred income                                          9,044             8,092
                                                                    ---------         ---------
    Total adjustments                                                  48,449           566,942
                                                                    ---------         ---------
    Net cash (used) provided by operating activities                 (857,520)          375,267
                                                                    ---------         ---------

INVESTING ACTIVITIES
    Acquisition of property and equipment                             (34,106)          (24,819)
    Proceeds from the sale of property and equipment                                      4,320
    Purchase of goodwill, customer lists, other intangibles,
        and other assets                                                               (749,179)
                                                                    ---------         ---------
    Net cash used by investing activities                             (34,106)         (769,678)
                                                                    ---------         ---------

FINANCING ACTIVITIES
    Increase (decrease) in bank overdraft                             162,235           (68,950)
    Payments on capital lease obligations                             (45,674)          (57,519)
    Net borrowings on stockholder advances                            120,428            72,064
    Proceeds from borrowings                                          303,936           643,400
    Payments on borrowings                                           (382,061)         (223,726)
    Proceeds from issuance of common stock                            750,959
                                                                    ---------         ---------
    Net cash provided by financing activities                         909,823           365,269
                                                                    ---------         ---------

EFFECT OF EXCHANGE RATES ON CASH                                      (27,367)           (3,566)
                                                                    ---------         ---------

NET DECREASE IN CASH                                                   (9,170)          (32,708)

CASH, BEGINNING OF YEAR                                                67,812           100,520
                                                                    ---------         ---------

CASH, END OF YEAR                                                   $  58,642         $  67,812
                                                                    =========         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        HUGO INTERNATIONAL TELECOM, INC.
                      Consolidated Statements of Cash Flows



                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                    2000             1999
                                                                                    ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING AND
    FINANCING ACTIVITIES:
        Cash paid during the period for:
           Interest                                                                $122,282        $ 71,658
                                                                                   ========        ========
           Income taxes                                                            $      0        $ 51,775
                                                                                   ========        ========

         During the year ended December 31, 1999, the Company purchased certain assets of Pro-Comm Radio Communications for $749,179. In conjunction with the acquisition, liabilities assumed were as follows:

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
                                                                                   =========

         During the year ended December 31, 2000, the Company issued 284,000 shares of common stock in payment of a stockholder advances payable in the amount of $456,786

         During the year ended December 31, 2000, the Company entered into capital leases for equipment with a fair market value of $47,948.

         During the year ended December 31, 2000, the Company converted stockholder advances of $274,030 into a note payable.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        HUGO INTERNATIONAL TELECOM, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999




1.      BACKGROUND AND CONCENTRATION INFORMATION

Hugo International Telecom, Inc. was incorporated in the state of Delaware on February 17, 2000 and merged effectively in February 2000 with Hugo International Limited, a private company incorporated in Berkshire, England in 1992.

Pursuant to this merger, Hugo International Telecom, Inc. issued 15,000,000 shares of its common stock for all of the common stock of Hugo International Limited. As a result of this acquisition, the stockholders of Hugo International Limited effectively acquired Hugo International Telecom, Inc., and control thereof. Accordingly, this acquisition has been accounted for as a reverse acquisition for consolidated financial statement purposes, with the historical financial statements of Hugo International Limited being shown for all periods presented prior to the date of acquisition.

The aforementioned companies will hereinafter be referred to as the "Company."

The Company's principal line of business is the sale of mobile radio and data communication systems and air time to customers primarily located in Europe and Africa. The headquarters of the Company is located in Berkshire, United Kingdom.

The Company currently buys all of its equipment and air time from five suppliers. Although there are a limited number of suppliers of this type, management believes that other suppliers could provide products on comparable terms. A change in suppliers, however, could cause a possible loss of sales, which would adversely affect operating results.


For the year ended December 31, 2000, purchases from five suppliers amounted to approximately $2,267,553 (or 63 percent of cost of revenues). As of December 31, 2000, accounts payable included approximately $533,000 due to these five suppliers.


For the year ended December 31, 1999, purchases from four suppliers amounted to approximately $2,419,000 (or 72 percent of cost of revenues). As of December 31, 1999, accounts payable included approximately $416,000 due to these four suppliers.

                        Hugo International Telecom, Inc.
                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999




2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained substantial losses for the years ended December 31, 2000 and 1999 (approximately $906,000 and $192,000, respectively), has negative working capital of approximately $901,000 at December 31, 2000, its liabilities exceed its assets by approximately $120,000 as of December 31, 2000, and it has used cash in operations of approximately $858,000 for the year ended December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


3.      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

         The consolidated financial statements for the year ended December 31, 2000 include the accounts of Hugo International Telecom, Inc. from February 2000 and Hugo International Limited for the year 2000. The consolidated financial statements for the year ended December 31, 1999 reflect the accounts of Hugo International Limited. All significant accounts and transactions have been eliminated in consolidation.

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company extends credit to its various customers based on the customer's ability to pay. Management reviews the detail of accounts receivable and expenses those balances that cannot be collected after efforts to collect have been exhausted. Management reserves a portion of those accounts for which the collection process has not been completed based on a combination of the number of days that the account has been outstanding and the results of their collection efforts. Based on management's review of accounts receivable, an allowance for doubtful accounts of $76,781 is considered necessary as of December 31, 2000.

         Inventory is stated at the lower of cost (first-in, first-out) or market. At December 31, 2000, inventory was $90,836 and consisted of radios and radio components.

                        Hugo International Telecom, Inc.

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999




3.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property and equipment are recorded at cost. Depreciation is calculated by the reducing balance method over the estimated useful lives of the assets, ranging generally from three to seven years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in income.

         Goodwill, customer lists, and other intangibles are amortized using the straight-line method over their estimated useful lives of 2 to 10 years.

         The Company follows Financial Accounting Standards Board Statement No. 121 (FASB No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FASB No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future cash flows, and these differences may be material.

         Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

         Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2000 and 1999 were $35,539 and $20,066, respectively.

         The Company follows Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and display of comprehensive income (net income and other comprehensive income) and its components in consolidated financial statements. Other comprehensive income consists of foreign currency translation adjustments associated with the translation of the functional currencies of Hugo International (UK) Limited (pounds) into the reporting currency of Hugo International Telecom, Inc. (U.S. dollars).

                        Hugo International Telecom, Inc.

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999




3.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company recognizes revenue as follows:

         -  Product sales - upon shipment of products to customers.

         -  Airtime contracts - monthly as billed.

         -  Equipment rental - monthly as billed.

         - Maintenance contracts - deferred and recognized ratably over the term of the maintenance agreement, which is typically three months.

         Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding for the year as if the reverse acquisition had occurred at the beginning of all years presented.

         Certain minor reclassifications have been made to the 1999 consolidated financial statements to conform to the classifications used in 2000.


4.       ACQUISITION



On March 8, 1999, the Company purchased certain assets of Pro-Comm Radio Communications. The total cost of the assets purchased was $1,030,667, which exceeded the fair market value of those assets by $997,934. The excess, which is recorded as goodwill, customer lists, and other intangible assets, is being amortized on the straight-line method over their estimated useful lives of 2 to 10 years.


5.       ACCOUNTS RECEIVABLE FACTORING


On March 18, 1999, the Company entered into an agreement with Five Arrows Commercial Finance Limited to sell its receivables with recourse. In the event of a customer's default, the Company must repurchase the receivable from Five Arrows Commercial Finance Limited. Losses resulting from defaults have not been significant. On November 30, 2000, the Company cancelled the agreement. At December 31, 1999, the Company was contingently liable for receivables sold with recourse in the amount of $380,516.

                        Hugo International Telecom, Inc.

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999




6.      PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2000 consist of:

        Office furniture and fixtures                    $   156,326
        Demo equipment                                       109,276
        Automobiles                                          104,826
                                                         -----------
                                                             370,428
        Less accumulated depreciation                        200,699
                                                         -----------
                                                         $   169,729
                                                         ===========

The following is a summary of the property included above that is held under capital leases as of December 31, 2000:

        Demo equipment                                   $    52,592
        Automobiles                                          104,826
                                                         -----------
                                                             157,418
        Less accumulated depreciation                         91,776
                                                         -----------
                                                         $    65,642
                                                         ===========


7.      INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization consist of the following as of December 31, 2000:

                                                                             Amortization
                                                                                Period
                                                                                ------
        Non-compete agreements                           $      83,745         2 years
        Less accumulated amortization                           76,765
                                                         -------------
                                                                 6,980
                                                         -------------
        Goodwill, customer lists, and
           other intangibles                                 1,209,919        10 years
        Less accumulated amortization                          338,079
                                                         -------------
                                                               871,840
                                                         -------------
                                                         $     878,820
                                                         =============

                        Hugo International Telecom, Inc.

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999




8.      NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt as of December 31, 2000 consist of:


           Note payable; interest at base rate plus 2.5% (8.5% at December 31,
             2000); varying monthly payments of principal and interest of approximately $8,000; collateralized by property and the personal
             guaranty and a life insurance policy of a stockholder                             $   313,465
           Notes payable; non-interest bearing; due May 2001; unsecured                            298,700
           Note payable; interest at 7.5%; $8,132 payable monthly including
             interest; unsecured                                                                   100,064
           Stockholder note payable; interest at 11.0%, payable annually; due
             on demand; unsecured                                                                  274,030
                                                                                               -----------

                                                                                                   986,259

           Less:

           Amounts currently due                                                                   474,933

           Stockholder note payable                                                                274,030
                                                                                               -----------

                                                                                               $   237,296
                                                                                               ===========

The following is a schedule by year of the principal payments required on these notes payable and long-term debt as of December 31, 2000:

        2001                                                                                      $748,963
                                                                                                  ========
        2002                                                                                       $91,104
                                                                                                   =======
        2003                                                                                       $83,636
                                                                                                   =======
        2004                                                                                       $62,556
                                                                                                   =======

9.      OBLIGATIONS UNDER CAPITAL LEASES

The Company has capitalized rental obligations for the lease of equipment and vehicles. The obligations, which mature in 2003, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under these capital leases as of December 31, 2000 are:

        Year Ending
        December 31,
             2001                                                $   28,565
             2002                                                    14,027
             2003                                                    19,716
                                                                 ----------
        Total minimum lease payments                                 62,308
        Less amount representing interest                             8,063
                                                                 ----------
                                                                     54,245
        Less current portion                                         23,309
                                                                 ----------
        Present value of net minimum lease payments              $   30,936
                                                                 ==========

                        Hugo International Telecom, Inc.

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999



10.      PENSION PLAN

The Company has a non-contributory pension plan that covers its executives. Contributions to the plan are made at the discretion of the Board of Directors of the Company. The Company did not make a contributions to the plan for the years ended December 31, 2000 and 1999.



11.      COMMITMENTS

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 2000:

        Year Ending
        December 31,
             2001                                                 $   150,897
             2002                                                     105,385
             2003                                                      92,816
             2004                                                      91,181
             2005                                                       9,118
          Thereafter                                                  273,544
                                                                  -----------
                                                                  $   722,941
                                                                  ===========

Rent expense amounted to $100,822 and $168,234 for the years ended December 31, 2000 and 1999, respectively.


On March 8, 1999, the Company entered into consulting agreements with two individuals in connection with the acquisition discussed in Note 4. Under the terms of the agreements, the Company is to pay each individual approximately $4,000 per month through September 2002.




12.      RELATED PARTY TRANSACTIONS

The Company paid approximately $113,000 and $68,000 in management fees for the years ended December 31, 2000 and 1999, respectively, to a related entity controlled by directors of the Company.

The Company paid approximately $15,000 in consulting fees for the year ended December 31, 2000, to an entity controlled by a director of the Company.

                        Hugo International Telecom, Inc.

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999


12.     RELATED PARTY TRANSACTIONS (CONTINUED)

The Company had sales to related parties of $26,853 and $55,598 for the years ended December 31, 2000 and 1999, respectively. Related party balances from these transactions, which are included in accounts receivable at December 31, 2000, consist of $15,628.

         The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.


13.     INCOME TAXES

Hugo International Telecom, Inc. is a corporation that reports and files a U.S. corporation business tax return. The Company's wholly owned subsidiary, Hugo International Limited, is a corporation that reports and files its corporate business tax return with the Inland Revenue, which governs the administration of income taxes for the United Kingdom. The components of the provision for income tax (benefit) expense consist of:

                                                                                 2000             1999
                                                                             -----------       -----------
        Hugo International Telecom, Inc. (U.S. federal)
           Estimated amounts payable                                         $         0       $         0
           Deferred tax expense from temporary differences                             0                 0
                                                                             -----------       -----------
                                                                                       0                 0
                                                                             -----------       -----------

        Hugo International Limited (non U.S.)
           Estimated amounts payable (refundable)                                (44,618)            3,145
           Deferred tax expense from temporary differences                             0                 0
                                                                             -----------       -----------
                                                                                 (44,618)            3,145
                                                                             ------------      -----------

                                                                             $   (44,618)      $     3,145
                                                                             ============      ===========

The following is a reconciliation of income taxes at the U.S. federal and statutory rate to the amount of income taxes at the effective tax rate for consolidated financial statement purposes:

                                                                                  2000            1999
                                                                             -----------      ------------
        Tax benefit at U.S. statutory tax rate                               $  (323,200)     $    (64,100)
        Differential arising from:
           U.S. losses at surtax rate                                            100,652
           Foreign loss                                                           49,951
        Change in valuation allowance                                            121,417            54,424
        Other non-deductible expenses for taxes                                    6,562            12,821
                                                                             -----------      ------------
                                                                             $   (44,618)     $      3,145
                                                                             ============     ============

                        Hugo International Telecom, Inc.

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999


13.      INCOME TAXES (CONTINUED)


The United Kingdom's tax laws do not allow a deduction for amortization of intangible assets; however, these amounts may be used to reduce the gain from the sale of a business enterprise. Management has determined that it is more likely than not that the Company will not realize the deferred tax asset and, therefore, has established a valuation allowance equal to the amount of the deferred tax asset as of December 31, 2000 and 1999.

                                                                                  2000             1999
                                                                             -----------      ------------
        Tax benefit of non-deductible amortization                           $    88,423      $     54,424
        Tax benefit of net operating losses                                       87,418
        Valuation allowance                                                     (175,841)          (54,424)
                                                                             ------------     ------------
        Net deferred tax asset                                               $         0      $          0
                                                                             ===========      ============


The Company has a U.S. income tax operating loss carryforward of $404,485 that expires in the year 2020, and a United Kingdom net operating loss carryforward of $134,000.


14.      SEGMENT INFORMATION

         The Company classifies its operations into five reportable segments based on market sectors. These sectors are used by management to make operating decisions and performance assessments. The revenues, cost of sales, and gross profit of these segments are as follows:

                                                                              Year ended December 31,
                                                                              -----------------------
                                                                               2000               1999
                                                                               ----               ----
        Revenues:
          Exports                                                        $   1,076,133       $     606,110
          Basic products                                                     1,785,697           2,703,030
          On-going revenue                                                   1,918,755           1,684,365
          Telecommunications                                                   492,010             101,070
          Solution providers                                                   243,647
                                                                         -------------       -------------
                                                                         $   5,516,242       $   5,094,575
                                                                         =============       =============

        Cost of sales:
          Exports                                                        $     766,745       $     448,521
          Basic products                                                     1,314,909           1,997,273
          On-going revenue                                                   1,067,532             862,070
          Telecommunications                                                   293,206              60,854
          Solution providers                                                   151,062
                                                                         -------------       -------------
                                                                         $   3,593,454       $   3,368,718
                                                                         =============       =============

                        Hugo International Telecom, Inc.

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2000 and 1999



14.      SEGMENT INFORMATION (CONTINUED)

                                                                              Year ended December 31,
                                                                              -----------------------
                                                                              2000                1999
                                                                              ----                ----
        Gross profit:
          Exports                                                        $     309,388       $     157,589
          Basic products                                                       470,788             705,757
          On-going revenue                                                     851,223             822,295
          Telecommunications                                                   198,804              40,216
          Solution providers                                                    92,585
                                                                         -------------       -------------
                                                                         $   1,922,788       $   1,725,857
                                                                         =============       =============

Management has not included net income (loss), total assets, depreciation expense, and interest expense by segment due to the fact that they do not use these amounts as a basis for their operating decisions.