Form 10QSB
period 2001-03-31
HUGO INTERNATIONAL TELECOM INC
filed 2001-05-21
CIK 1120802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the three months ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 19__, to __________, 19__.


                         Commission File Number 0-26857

                        Hugo International Telecom, Inc.
               (Exact Name of Registrant as Specified in Charter)


            Delaware                                    98-0226479
            --------                                    ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)


            6 Waterside Drive, Langley Business Park, Langley Slough
                        Berkshire SL3 6EZ, United Kingdom
                    (Address of Principal Executive Offices)

                               011-44-1753-542-828
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                        X    YES             NO

There were 20,500,000 shares of the Registrant's $.0001 par value common stock outstanding as of March 31, 2001.

Transitional Small Business Format (check one)  Yes        NO    X

                                   FORM 10-QSB
                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                            Page

PART I.      FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements...............................F1

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................... 4




PART II.     OTHER INFORMATION

Signatures   ................................................................10

                         PART I - FINANCIAL INFORMATION



ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                        HUGO INTERNATIONAL TELECOM, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                    CONTENTS

Consolidated Financial Statements:
     Consolidated Balance Sheet..............................................F1
     Consolidated Statements of Operations...................................F2
     Consolidated Statement of Changes in Stockholders' Deficit...........F3-F4
     Consolidated Statements of Cash Flows ..................................F5
     Notes to Consolidated Financial Statements...........................F6-F7

                        HUGO INTERNATIONAL TELECOM, INC.
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2001 (UNAUDITED)


ASSETS
Current assets:
    Cash                                                                     $    69,769
    Accounts receivable, net of allowance for doubtful accounts of $89,323     1,541,271
    Income tax refund                                                             68,464
    Inventory                                                                    112,297
    Prepaid expenses and other current assets                                    111,814
                                                                             -----------
Total current assets                                                           1,903,615

Property and equipment, net of accumulated depreciation                          201,741

Goodwill, customer lists, and other intangibles, net of accumulated
    amortization                                                                 801,045
                                                                             -----------
                                                                             $ 2,906,401
                                                                             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Bank overdraft$                                                              237,869
    Accounts payable                                                           1,331,082
    Current portion of long-term debt                                            454,915
    Stockholder note payable                                                     261,913
    Current portion of capital lease obligations                                  28,345
    Accrued expenses                                                             153,570
    Deferred income                                                               42,824
                                                                             -----------
Total current liabilities                                                      2,510,518
                                                                             -----------

Long-term liabilities:
    Long-term debt                                                               186,105
    Stockholder note payable                                                     371,140
    Capital lease obligations                                                     57,685
                                                                             -----------
Total long-term liabilities                                                      614,930
                                                                             -----------

Stockholders' deficit:
    Preferred stock; $.0001 par value; 1,000,000 shares authorized;
        0 shares issued and outstanding
    Common stock; $.0001 par value; 50,000,000 shares authorized;
        20,500,000 shares issued and outstanding                                   2,050
    Additional paid-in capital                                                 1,207,386
Accumulated other comprehensive income                                            34,717
Stock subscriptions receivable                                                    (1,541)
Accumulated deficit                                                           (1,461,659)
                                                                             -----------
Total stockholders' deficit                                                     (219,047)
                                                                             -----------
                                                                             $ 2,906,401
                                                                             ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                                      -F1-

                        HUGO INTERNATIONAL TELECOM, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                        2001            2000
                                                   ------------    ------------

Revenues                                           $  1,583,184    $  1,324,679

Cost of revenues                                        984,899         846,989
                                                   ------------    ------------

Gross profit                                            598,285         477,690

Selling, general and administrative expenses            672,481         670,653
                                                   ------------    ------------

Loss from operations                                    (74,196)       (192,963)

Other expense                                           (27,646)        (41,773)
                                                   ------------    ------------

Loss before taxes                                      (101,842)       (234,736)

Income tax benefit                                                       29,332
                                                   ------------    ------------

Net loss                                           $   (101,842)   $   (205,404)
                                                   ============    ============

Basic loss per share                                       (.01)           (.01)
                                                   ============    ============

Weighted average number of common shares used
    in loss per share computation                    20,500,000      15,054,945
                                                   ============    ============



                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                                      -F2-

                        HUGO INTERNATIONAL TELECOM, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT)
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


                                                             Common Stock
                                                       -------------------------            Additional
                                                         Shares         Amount           Paid-In Capital
                                                       -------------------------------------------------
Balance, December 31, 2000                             20,500,000     $    2,050         $  1,207,386

Comprehensive loss:
    Foreign currency translation adjustment
    Net loss for the period
Total comprehensive loss
                                                       -----------------------------------------------
Balance, March 31, 2001                                20,500,000     $    2,050         $  1,207,386
                                                       ===============================================


                                                                         Accumulated
                                                                            Other          Stock             Total
                                                          Accumulated   Comprehensive   Subscription     Stockholders'
                                                            Deficit        Income        Receivable         Deficit
                                                       ---------------------------------------------------------------
Balance, December 31, 2000                             $ (1,359,817)     $ 31,578        $ (1,541)      $ (120,344)

Comprehensive loss:
    Foreign currency translation adjustment                                 3,139
    Net loss for the period                                (101,842)
Total comprehensive loss                                                                                   (98,703)
                                                       ---------------------------------------------------------------
Balance, March 31, 2001                                $ (1,461,659)     $ 34,717        $ (1,541)      $ (219,047)
                                                       ===============================================================





                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                                      -F3-

                        HUGO INTERNATIONAL TELECOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                  2001         2000
                                                               ---------    ---------
OPERATING ACTIVITIES
    Net loss                                                   $(101,842)   $(205,404)
                                                               ---------    ---------
    Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                          54,724       59,722
           (Increase) decrease in:
               Accounts receivable                              (292,607)    (345,964)
               Income tax refund                                              (39,447)
               Inventories                                       (25,784)     (19,245)
               Other current assets                               60,681       26,612
           Increase (decrease) in:
               Accounts payable                                   16,634      136,329
               Accrued expenses                                   26,882      (53,879)
               Deferred income                                    (8,597)
                                                               ---------    ---------
    Total adjustments                                           (168,067)    (235,872)
                                                               ---------    ---------
    Net cash used by operating activities                       (269,909)    (441,276)
                                                               ---------    ---------

INVESTING ACTIVITIES
    Acquisition of property and equipment                                     (10,376)
                                                               ---------    ---------

FINANCING ACTIVITIES
    (Increase) decrease in bank overdraft                        (30,896)     190,349
    Payments on capital lease obligations                        (20,737)     (17,859)
    Proceeds from borrowings                                     375,625      187,211
    Payments on borrowings                                       (40,198)    (270,232)
    Proceeds from the issuance of common stock                                465,000
                                                               ---------    ---------
    Net cash provided by financing activities                    283,794      554,469
                                                               ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS      (2,758)       4,975
                                                               ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         11,127      107,792

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    58,642       67,812
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  69,769    $ 175,604
                                                               =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
    NONCASH INVESTING AND FINANCING ACTIVITIES:

        Cash paid during the period for interest               $  28,677    $  46,021
                                                               =========    =========


During the period ended March 31, 2001, the Company incurred capital lease obligations for the purchase of equipment in the amount of $54,071.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                                      -F4-

                        HUGO INTERNATIONAL TELECOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and 2000, (b) the financial position at March 31, 2001, and (c) cash flows for the three-month periods ended March 31, 2001 and 2000, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of those to be expected for the entire year.

2.       GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has sustained a loss for the three months ended March 31, 2001, has accumulated losses of $1,461,659 since inception, has negative working capital of $606,903, its liabilities exceed its assets by $219,047 as of March 31, 2001, and it has used cash in operations of $269,909 for the three months ended March 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                                      -F5-

3.       SEGMENT INFORMATION

The Company classifies its operations into five reportable segments based on market sectors. These sectors are used by management to make operating decisions and performance assessments. The revenues, cost of sales, and gross profit of these segments are as follows:


                                                 Three Months Ended
                                                      March 31,
                                              -------------------------
                                                 2001           2000
                                              ----------     ----------
                                              (Unaudited)    (Unaudited)
         Revenues:
            Exports                           $  348,988     $  201,052
            Basic products                       453,798        479,935
            On-going revenue                     579,969        531,816
            Telecommunications                   109,760        111,876
            Solution providers                    90,669
                                              ----------     ----------
                                              $1,583,184     $1,324,679
                                              ==========     ==========

         Cost of sales:
            Exports                           $  251,271     $  144,757
            Basic products                       282,262        298,520
            On-going revenue                     325,892        330,993
            Telecommunications                    71,345         72,719
            Solution providers                    54,129
                                              ----------     ----------
                                              $  984,899     $  846,989
                                              ==========     ==========

         Gross profit:
            Exports                           $   97,717     $   56,295
            Basic products                       171,536        181,415
            On-going revenue                     254,077        200,823
            Telecommunications                    38,415         39,157
            Solution providers                    36,540
                                              ----------     ----------
                                              $  598,285     $  477,690
                                              ==========     ==========

Management has not included net income (loss), total assets, depreciation expense, and interest expense by segment due to the fact that they do not use these amounts as a basis for their operating decisions.



                  The accompanying notes are an integral part
                   of the consolidated financial statements.


                                      -F6-

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements (and related notes thereto) included elsewhere herein.

SALES BY AREA TYPE

--------------------------------------------------------------------------------
                                       2001           2000         % CHANGE
                                        Q1             Q1        Q1 2000 TO Q1
AREA NO.        DESCRIPTION              $              $             2001
--------------------------------------------------------------------------------

1          EXPORTS                    348,988       201,052           74%
           % OF TOTAL                  22.0%         15.2%

2          BASIC PRODUCTS             453,798       479,935           -5%
           % OF TOTAL                  28.7%         36.2%

3          ONGOING REVENUE            579,969       531,816            9%
           % OF TOTAL                  36.6%         40.1%

4          TELECOMMUNICATIONS         109,760       111,876           -2%
           % OF TOTAL                  6.9%           8.4%

5          SOLUTION PROVIDERS         90,669           0             100%
           % OF TOTAL                  5.7%           0.0%

           ---------------------------------------------------------------------
           TOTAL                   $1,583,184    $1,324,679           20%
           ---------------------------------------------------------------------

         During the last two fiscal years we have concentrated on positioning ourselves to exploit each of the following main areas of business.

AREA 1 - EXPORTS

         We are a licensed reseller of Motorola products to certain regions in Southern Africa. However we are able to sell and distribute our vehicle tracking systems on a world wide basis. Current export sales continue to grow significantly, up by 73.6% from the first quarter in 2000 to the first quarter in 2001. We had sales of $8,983 to BP Amoco in 2001 as we continue to trade with this important partner. The largest individual sale totaled $225,316 to a customer with a distribution center in Zimbabwe.

AREA 2 - BASIC PRODUCTS

         In addition to Motorola, we sell products from a number of other manufacturers including both Kenwood and Tait in the United Kingdom. This market is highly competitive with a number of suppliers in the market place. Success in this area requires the services of top quality sales persons and we continue to strengthen our team in this area. We are expanding shopping mall communications and security systems as a growth area.

AREA 3 - ONGOING REVENUE

         We also seek to secure repetitive income streams. These income streams derive from providing maintenance and airtime contracts, and to a lesser extent short and long term equipment rental. In 1999 we purchased certain assets in an airtime provider, Procomm, in order to secure a five year license with Dolphin. We continue to expand the connection portfolio of Dolphin customers which is up by 30.6% to 2239 units at March 31, 2001. This has resulted in a 9.5% increase in sales in this product category from the first quarter in 2000.

AREA 4 - TELECOMMUNICATIONS SOLUTIONS

         During 1999 opportunities began to become evident for us to enter the telecommunications market place, in particular the switch ( a telephone exchange unit ) and DECT ( digitally enhanced cordless telephony ) markets. We continue to sell into this market and achieved sales of $109,760 in the first quarter of 2001. We are currently in a good position on a number of significant contracts and believe that these will grow this product group further. Our contract with North Gillingahn Schools Midway Council to replace telephone systems in over forty local schools provided a sale of $36,245 during the first quarter of 2001.

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

         Sales were $90,669 during the first quarter of 2001 and we sold a total of 73 tracking systems to five primary customers. These include a machinery hire company and a Trans European vehicle distribution company and a vehicle service company. There remain ongoing overseas trials of our tracking units in Algeria and Nigeria.

RESULTS OF OPERATIONS QUARTERS ENDED MARCH 31, 2001 AND 2000.

EXCHANGE RATES

         The business of Hugo International Limited is predominantly conducted in L Sterling, and therefore the effect of the movements in exchange rates can have a significant effect on the results as reported. The exchange rate for the first quarter of 2000 was L1 = $1.610489 for the income statement and L1 = $1.6182 for the balance sheet. For the first quarter of 2001 the income statement rate was L1 = $1.44710 and for the balance sheet was L1 = $1.42746. This should be borne in mind in analyzing our results.

REVENUES

         Revenues for the quarter ended March 31, 2001 were $1,583,184 as compared to $1,324,679 for the period ended March 31, 2000, an increase of $258,505 or 20%. This increase is primarily due to the increase in export sales of $147,936 and an increase in the sales of telecommunications solutions of $90,669. The continuing migration of customers from analogue to digital networks is reflected in the results of sales of basic products falling while ongoing revenue continues to increase as our digital customer base increases. Overall solution provision continues to be an attractive selling point to our customers.

COST OF REVENUES

         Cost of revenues for the quarter ended March 31, 2001 was $984,899 or 62% of revenues as compared to $846,989 or 64% of revenues for the quarter ended March 31, 2000. The increase in cost of revenues was fundamentally in line with the increased revenues.

         As a result of the foregoing, gross profit increased by $120,595 for the quarter ended March 31, 2001 to 38% of revenues from 36% in for the quarter ended 31 March, 2000. The increase in gross profit percentage is primarily due to the change in revenue mix and additional revenues from the migration of analogue customers to the digital Dolphin network.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses amounted to $672,481 or 42% of revenues in the first quarter of 2001 as compared to $670,653 or 51% of revenues in the first quarter of 2000. The increase of $1,828 is primarily due to the following factors. Wage and employment costs have risen by $108,000 or 52% as the average number of employees increased from 21 in the first quarter of 2000 to 28 in the first quarter of 2001. The additional staff includes an Operations Manager and Customer Services Manager as well as extra sales and technical staff. Travelling and vehicle costs have increased by $24,000 as a result of the increased personnel.

INTEREST EXPENSE

         Interest expense for the quarter ended March 31, 2001 was $27,646 as compared to $41,773 for the same period in 2000. This reflects the greatly reduced borrowings throughout the period. The termination of the Five Arrows Invoicing Discount agreement in November 2000 has decreased by approximately 50% our overall borrowing commitments.

LOSS BEFORE INCOME TAXES

         The preceding factors combine to show a significant decrease in the loss before taxes of $101,842 for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 when the loss was $234,736.

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital deficit of $606,903 at March 31, 2001 which represented an increase in the deficit of $66,542 from the working capital deficit of $540,361 at March 31, 2000. The increase in the deficit is mainly due to the increase in accounts payable and short term debt.

         Our investing activities used cash of $0 for the quarter ended March 31, 2001. Our investing activities used cash of $10,376 for the quarter ended March 31, 2000. The principal use was the acquisition of property and equipment.

         Our financing activities provided cash of $283,794 for the quarter ended March 31, 2001. The principal source of cash was proceeds from borrowings. Our financing activities provided cash of $554,469 for the quarter ended March 31, 2000. The principal source of cash was the proceeds from the issuance of common stock.

         As described in Note 2, "Going Concern" to the accompanying financial statements, there is a doubt as to our ability to continue as a going concern. We have incurred operating losses for the quarters ended March 31, 2001 and 2000 (approximately $74,000 and $193,000, respectively), we have negative working capital of approximately $607,000 as of March 31, 2001. However this has been significantly reduced from approximately $901,000 at December 31, 2000. These conditions would raise doubt about our ability to continue as a going concern. Present management has set the following objectives for fiscal 2001/2002 to enable us to continue as a going concern: Continue to increase our sales revenues in all areas. We anticipate building upon the first quarter results where we increased overall sales by 20% year on year to achieve a full year on year increase. We believe that our long term investments in ongoing revenue, our co-operative partnership with Motorola in the export markets, our continuing good relationship with BP/Amoco, our development of the vehicle tracking system in the Solution Provision area and our long term telecommunications customers will enable us to meet our objectives. We will seek to maintain gross margins at the current levels in these productive markets. If successful, we would be able to achieve cost reductions from our suppliers. We will continue to monitor our purchasing policies.

         We are also seeking to reduce some areas of overhead expense. During 2000, we incurred exceptional costs as a result of filing the SB-2 Registration Statement with the Securities and Exchange Commission of approximately $400,000. We do not anticipate a repeat of this expense in 2001 or 2002. Generally, our overhead expenses are being very tightly controlled. Also we are continuing to improve the quality of our staff and strengthen our management team.

         We are considering raising additional funds through private offerings of our shares. This would enable us to reduce our long term debt position further and assist the current cash flows. Accounts receivable is also targeted as an area to produce a positive cash flow by undertaking more efficient collection efforts.

         At this time the present management cannot assess the likelihood of our ability to achieve these objectives.

                                    PART II.
                                OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits - None

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

      Signature                               Title                              Date
      ---------                               -----                              ----

 /s/ David W. Foden            Director, Chief Executive Officer and         May 21, 2001
-------------------------      Chairman (Principal Executive Officer)
David W. Foden


 /s/ Michael Christmas         Director, Treasurer and Secretary             May 21, 2001
-------------------------      (Principal Financial and Accounting
Michael Christmas              Officer)


/s/ Iain Bowles                Director                                      May 21, 2001
-------------------------
Iain Bowles