Form 10QSB
period 2001-06-30
HUGO INTERNATIONAL TELECOM INC
filed 2001-08-20
CIK 1120802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the three months ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 19__, to __________, 19__.

                         Commission File Number 0-26857

                        Hugo International Telecom, Inc.
               (Exact Name of Registrant as Specified in Charter)


         Delaware                                        98-0226479
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

                         [X]    YES            [ ]    NO

There were 20,525,356 shares of the Registrant's $.0001 par value common stock outstanding as of June 30, 2001.

Transitional Small Business Format (check one)  Yes   [ ]    NO   [X]

                                    FORM 10-QSB
                 HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES

                                 TABLE OF CONTENTS

                                                               Page
                                                               ----
PART I   FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements ...............     F1

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..........      4




PART II  OTHER INFORMATION


   Item 2. Changes in Securities ...........................      9


   Item 6  Exhibits and Reports on Form 8-K ................      9

Signatures .................................................     10

                           PART I - FINANCIAL INFORMATION



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          HUGO INTERNATIONAL TELECOM, INC.
                         CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)


                                      CONTENTS


Consolidated Financial Statements:

   Consolidated Balance Sheet............................................          F1
   Liabilities and Stockholders' Deficit.................................          F2
   Consolidated Statements of Operations.................................          F3
   Consolidated Statements of Changes in Stockholders' Deficit...........          F4
   Consolidated Statements of Cash Flows ................................       F5-F6
   Notes to Consolidated Financial Statements............................       F7-F9

                        Hugo International Telecom, Inc.
                           Consolidated Balance Sheet
                            JUNE 30, 2001 (UNAUDITED)




ASSETS
Current assets:
   Cash                                                                        $   50,518
   Accounts receivable, net of allowance for doubtful accounts of $104,200      1,244,661
   Income tax refund                                                               67,877
   Inventory                                                                      126,449
   Prepaid expenses and other current assets                                       75,991


                                                                               ----------
Total current assets                                                            1,565,496


Property and equipment, net of accumulated depreciation                           192,111


Other receivables                                                                  24,150


Goodwill, customer lists, and other intangibles, net of accumulated
   amortization                                                                   755,577
                                                                               ----------
                                                                               $2,537,334
                                                                               ==========


                                                                            -F1-

                        Hugo International Telecom, Inc.

                      Liabilities and Stockholders' Deficit


Current liabilities:
   Bank overdraft                                                      $   134,215
   Accounts payable                                                      1,023,735
   Current portion of long-term debt                                       414,460
   Stockholder note payable                                                241,264
   Current portion of capital lease obligations                             23,136
   Accrued expenses                                                        202,149
   Deferred income                                                          42,456
                                                                       -----------
Total current liabilities                                                2,081,415
                                                                       -----------


Long-term liabilities:
   Long-term debt                                                          163,122
   Stockholder note payable                                                367,949
   Capital lease obligations                                                52,645
                                                                       -----------
Total long-term liabilities                                                583,716
                                                                       -----------


Stockholders' deficit:
   Preferred stock; $.0001 par value; 600,000 shares authorized;
     0 shares issued and outstanding
   Series A Convertible preferred stock; $.0001 par value; 400,000 shares authorized; 90,000 shares issued and outstanding;
     liquidation value of $450,000                                               9
   Common stock; $.0001 par value; 50,000,000 shares authorized;
     20,525,356 shares issued and outstanding                                2,053
   Additional paid-in capital                                            1,676,392
   Accumulated other comprehensive income                                   42,450
   Stock subscriptions receivable                                             (507)
   Accumulated deficit                                                  (1,848,194)
                                                                       -----------
Total stockholders' deficit                                               (127,797)
                                                                       -----------


                                                                       $ 2,537,334
                                                                       ===========



                                                                            -F2-

                        Hugo International Telecom, Inc.

                Consolidated Statements of Operations (Unaudited)





                                             Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,
                                        ------------------------------      ------------------------------
                                            2001              2000              2001              2000
                                        ------------      ------------      ------------      ------------

Revenues                                $  1,078,170      $  1,123,629      $  2,661,354      $  2,448,308

Cost of revenues                             740,763           731,159         1,725,662         1,578,148
                                             -------           -------         ---------         ---------
Gross profit                                 337,407           392,470           935,692           870,160

Selling, general and administrative
   expenses                                  695,659           750,880         1,368,140         1,421,533
                                        ------------      ------------      ------------      ------------

Loss from operations                        (358,252)         (358,410)         (432,448)         (551,373)

Other expense                                 28,282            29,076            55,929            70,849
                                        ------------      ------------      ------------      ------------

Loss before taxes                           (386,534)         (387,486)         (488,377)         (622,222)

Income tax (expense) benefit                                    (1,018)                             28,314
                                        ------------      ------------      ------------      ------------
Net loss                                $   (386,534)     $   (388,504)     $   (488,377)     $   (593,908)
                                        ============      ============      ============      ============

Basic loss per share                    $       (.02)     $       (.02)     $       (.02)     $       (.03)
                                        ============      ============      ============      ============

Weighted average number of
   common shares used in loss
   per share computation                  20,517,833        20,004,945        20,508,966        17,529,945
                                        ============      ============      ============      ============


                                                                            -F3-

                        Hugo International Telecom, Inc.
           Consolidated Statements of Changes in Stockholders' Deficit

                   SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)


                                                         Preferred  Stock       Common Stock
                                                         Shares   Amount       Shares      Amount
                                                         ------   ------       ------      ------
Balance, December 31, 2000                                                   20,500,000   $2,050

Stock issued in satisfaction of note
   payable (unaudited)                                                           25,356        3

Preferred stock issued for cash (unaudited)               90,000     $9

Collection of subscription receivable
   (unaudited)

Comprehensive loss (unaudited):
   Foreign currency translation adjustment
   Net loss for the period
Total comprehensive loss
                                                          ------      --     ----------   ------
Balance, June 30, 2001 (unaudited)                        90,000      $9     20,525,356   $2,053
                                                          ======      ==     ==========   ======



                                                                        Accumulated
                                         Additional                         Other         Stock          Total
                                           Paid-In       Accumulated    Comprehensive  Subscription  Stockholders'
                                           Capital         Deficit          Income      Receivable      Deficit
                                           -------         -------          ------      ----------      -------
Balance, December 31, 2000               $ 1,207,386     $(1,359,817)     $    31,578     $(1,541)   $(120,344)
Stock issued in satisfaction of note
  payable (unaudited)                         19,015                                                    19,018

Preferred stock issued for cash
  (unaudited)                                449,991                                                   450,000

Collection of subscription receivable
  (unaudited)                                                                               1,034        1,034

Comprehensive loss (unaudited):
  Foreign currency translation adjustment                                      10,872
  Net loss for the period                                   (488,377)

Total comprehensive loss                                                                              (477,505)
                                         -----------     -----------      -----------     -------    ---------
Balance, June 30, 2001 (unaudited)       $ 1,676,392     $(1,848,194)     $    42,450     $  (507)   $(127,797)
                                         ===========     ===========      ===========     =======    =========


                                                                            -F4-

                        Hugo International Telecom, Inc.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                     2001           2000
                                                                                   ---------      ---------
OPERATING ACTIVITIES
   Net loss                                                                        $(488,377)     $(559,734)
   Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                106,306        115,464
        (Increase) decrease in:
          Accounts receivable                                                        274,343        (39,366)
          Income tax refund                                                                         (43,264)
          Inventories                                                                (40,973)       (75,065)
          Other current assets                                                        95,698         33,959
          Other assets                                                               (24,508)
        Increase (decrease) in:
          Accounts payable                                                          (465,531)       175,350
          Accrued expenses                                                           (23,397)        29,952
          Deferred income                                                             (8,547)
                                                                                   ---------      ---------
   Total adjustments                                                                 (86,609)       197,030
                                                                                   ---------      ---------
   Net cash used by operating activities                                            (574,986)      (362,704)
                                                                                   ---------      ---------

INVESTING ACTIVITIES
   Acquisition of property and equipment                                              (4,739)       (31,041)
                                                                                   ---------      ---------

FINANCING ACTIVITIES
   Increase in bank overdraft                                                       (133,826)       (96,326)
   Payments on capital lease obligations                                             (30,265)       (28,889)
   Net borrowings on stockholder advances                                                           122,595
   Proceeds from borrowings                                                          373,399
   Payments on borrowings                                                            (98,744)      (318,842)
   Proceeds from the issuance of preferred stock                                     450,000
   Proceeds from the issuance of common stock                                                       700,050
   Payments on subscription receivable                                                 1,034
                                                                                   ---------      ---------
   Net cash provided by financing activities                                         561,598        378,588
                                                                                   ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          10,003         10,953
                                                                                   ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (8,124)        (4,204)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        58,642         67,812
                                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  50,518      $  63,608
                                                                                   =========      =========


                                                                            -F5-

                        Hugo International Telecom, Inc.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                   Six Months Ended
                                                                                      June 30,
                                                                                   2001        2000
                                                                                   ----        ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Cash paid during the period for interest                                   $  43,524     $78,192
                                                                                =========     =======

     During the period ended June 30, 2001, the Company incurred capital lease obligations for the purchase of equipment in the amount of $54,204.

     During the period ended June 30, 2001, the Company issued 25,356 shares of common stock in satisfaction of a note payable in the amount of $19,018.


                                                                            -F6-

                        HUGO INTERNATIONAL TELECOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)




1.   CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2001 and 2000 (unaudited), (b) the financial position at June 30, 2001 (unaudited), and (c) cash flows for the six-month periods ended June 30, 2001 and 2000 (unaudited), have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 2000. The results of operations for the six-month period ended June 30, 2001 (unaudited) are not necessarily indicative of those to be expected for the entire year.


2.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has sustained a substantial loss for the six months ended June 30, 2001, has accumulated losses of $1,848,194 since inception, has negative working capital of $515,919, its liabilities exceed its assets by $127,797 as of June 30, 2001, and it has used cash in operations of $574,986 for the six months ended June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                                                            -F7-

                        HUGO INTERNATIONAL TELECOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)





3.    SEGMENT INFORMATION

The Company classifies its operations into five reportable segments based on market sectors. These sectors are used by management to make operating decisions and performance assessments. The revenues, cost of sales, and gross profit of these segments are as follows:

                                                                             Six Months Ended
                                                                                 June 30,
                                                                            2001           2000
                                                                          ----------     ----------
                                                                         (Unaudited)    (Unaudited)
Revenues:
   Exports                                                                $  547,822     $  461,254
   Basic products                                                            803,810        836,155
   On-going revenue                                                        1,027,687        952,042
   Telecommunications                                                        172,365        171,658
   Solution providers                                                        109,670         27,199
                                                                          ----------     ----------
                                                                          $2,661,354     $2,448,308
                                                                          ==========     ==========

Cost of sales:
   Exports                                                                $  460,170     $  382,840
   Basic products                                                            545,292        543,840
   On-going revenue                                                          536,252        526,502
   Telecommunications                                                        107,727        107,286
   Solution providers                                                         76,221         17,680
                                                                          ----------     ----------
                                                                          $1,725,662     $1,578,148
                                                                          ==========     ==========

Gross profit:
   Exports                                                                $   87,652     $   78,413
   Basic products                                                            258,518        292,315
   On-going revenue                                                          491,435        425,540
   Telecommunications                                                         64,638         64,372
   Solution providers                                                         33,449          9,520
                                                                          ----------     ----------
                                                                          $  935,692     $  870,160
                                                                          ==========     ==========

Management has not included net income (loss), total assets, depreciation expense, and interest expense by segment due to the fact that they do not use these amounts as a basis for their operating decisions.


                                                                            -F8-

                        HUGO INTERNATIONAL TELECOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)



4.    SUBSEQUENT EVENT

On July 27, 2001, Telesystems International Wireless, Inc. ("TIW"), the parent company of the Company's major airtime supplier, voluntarily sought protection from its creditors under the United Kingdom bankruptcy laws. The effects of this on the Company's operations is uncertain; however, TWI has informed the Company that operations will proceed as normal.


                                                                            -F9-

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

                       MANAGEMENTS DISCUSSION AND ANALYSIS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

EXCHANGE RATES

The business of Hugo International Limited is predominantly conducted in L Sterling and therefore the effect of the movements in exchange rates can have a significant effect on the results as reported. The exchange rate for the first half of 2000 was L1 =$1.574034 for the income statement and L1 =$1.513000 for the balance sheet. For the first half of 2001 the income statement rate was L1 = $1.436150 and for the balance sheet was L1 = $1.415190. This should be borne in mind when analyzing the results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under its provisions, all goodwill and other intangible assets will no longer be routinely amortized under a stright-line basis of estimated useful life. Instead, they will be subject to assessments for impairment by applying a fair-value-based test. The Company is required to adopt SFAS No. 142 on January 1, 2002 and has not determined the impact that this statement will have on its financial statements.

                                                2001           2000            %
  AREA NUMBER    DESCRIPTION                     Q2             Q2           CHANGE
                                                 $              $         2001 TO 2000
  -----------    -----------                 --------      ---------      ------------
       1        Exports                       547,822        461,254         18.7%
       2        Basic Products                803,810        836,155         -3.9%
       3        On-Going Revenue            1,027,687        952,042          7.9%
       4        Telecomms                     172,365        171,658          0.4%
       5        Solution Providers            109,670         27,199         303.2%
                                             ---------      ---------         ---
                TOTAL                        2,661,354      2,448,308         8.7%
                                             =========      =========         ===

      During the last two fiscal years we have concentrated on positioning ourselves to exploit each of the following main areas of business.


AREA 1 - EXPORTS

      We are a licensed reseller of Motorola products to certain regions in Southern Africa. However we are able to sell and distribute our vehicle tracking systems on a worldwide basis. Current export sales continue to grow significantly up by 18.7% from the first half in 2000 to the first half in 2001. We had sales of $86,524 to BP Amoco in 2001 as we continue to trade with this important partner. The largest individual sale was for $225,316 to a customer with a distribution center in Zimbabwe.

AREA 2 - BASIC PRODUCTS

      In addition to Motorola, we sell products from a number of other manufacturers including both Kenwood and Tait in the United Kingdom. This market is highly competitive with a number of suppliers in the market place. Success in this area requires the services of top quality sales persons and we continue to strengthen our team in this area. We are continuing to invest in shopping mall communications and security systems. Our main customer in this sector is Marks and Spencer and sales in the first half of 2001 were $128,047. We are also expanding our hire radio portfolio and this generated sales of $47,612 in the first half of 2001.

AREA 3 - ONGOING REVENUE


      We also seek to secure repetitive income streams. These income streams derive from providing maintenance and airtime contracts, and to a lesser extent short and long term equipment rental. In 1999, we made the decision to purchase certain assets in an airtime provider, ProComm, in order to secure a five year license with Dolphin. We continue to expand the connection portfolio of Dolphin customers up by 13.8% to 2547 units at June 30, 2001. This has resulted in a 7.9% increase in sales in this product category from the first half in 2000. On July 27, 2001, Dolphin filed for bankruptcy protection and as a result our service provider agreement was automatically terminated. Currently, we are not authorized to migrate new customers to the

Dolphin network, however, Dolphin will continue to provide us and our existing customers with airtime and related services. The details of this are more fully described in Post Effective Amendment No. 1, filed with the SEC August 9, 2001, to our Registration Statement on Form SB-2 (Registration No. 333-43642) filed with the Commission on August 11, 2000.

AREA 4 - TELECOMMUNICATIONS SOLUTIONS

      During 1999 opportunities began to become evident for us to enter the telecommunications market place, in particular the switch (a telephone exchange unit) and DECT (digitally enhanced cordless telephony) markets. We continue to sell into this market and achieved sales of $172,365 in the first half of 2001. We are currently in a good position on a number of significant contracts and believe that these will grow this product group further. We have signed an agreement with a nation-wide company of building surveyors to support their network of 170 offices.

AREA 5 - SOLUTION PROVIDERS

      Sales were $109,664 during the first half of 2001. Sales continue to improve and the portfolio of customers is increasing. The main requirements continue to be in vehicle distribution and machinery hire companies. There remain ongoing overseas trials in Algeria and Nigeria.


RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2001 AND 2000.


REVENUES

      Revenues for the six-month period ended June 30, 2001 were $2,661,354 as compared to $2,448,308 for the six-month period ended June 30, 2000, an increase of $213,046 or 9 %. This increase is primarily due to the increase in export sales of $86,569 and an increase in the sales of solution provisions of $82,466. The continuing migration of customers from analogue to digital networks is reflected in the results of sales of basic products falling, while ongoing revenue continues to increase as our digital customer base increases.

COST OF REVENUES

      Cost of revenues for the six-months ended June 30, 2001 was $1,725,662 or 65% of revenues as compared to $1,578,148 or 64% of revenues for the six-months ended June 30, 2000. The increase in cost of revenues was fundamentally in line with the increased revenues.

      As a result of the foregoing, gross profit increased by $65,531 for the six-months ended June 30, 2001 or 35% of revenues from 36% for the comparable period in 2000. The reduction in gross profit percentage is primarily due to the change in sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses amounted to $1,368,140 or 51% of revenues for the six-months ended June 30, 2001 as compared to $1,421,533 or 58 % of revenues for the comparable period in 2000. The decrease of $53,393 is primarily due to the reduction in the costs associated with the parent company. We are pleased to report the overall reductions and will continue to increase our efficient control on overheads.

INTEREST EXPENSE

      Interest expense for the six-months ended June 30, 2001 was $56,283 as compared to $71,527 for the same period in 2000. This reflects the greatly reduced borrowings throughout the period. The termination of the Five Arrows Invoicing Discount agreement in November 2000 has decreased by approximately 60% our overall borrowing requirements.

LOSS BEFORE INCOME TAXES

      The preceding factors combine to show a significant decrease in the loss before taxes of $488,377 for the six-months ended June 30, 2001 as compared to the six-months ended June 30, 2000 when the loss was $593,908.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations primarily through cash generated from operations and a private offering of our Series A Convertible Preferred Stock in June, 2001 for which we received gross proceeds of $450,000.

      We had a working capital deficit of $515,919 at June 30, 2001, which represented a decrease in the deficit of $119,688 from the working capital deficit of $635,607 at June 30, 2000. The reduction in the deficit is mainly due to the increase in accounts receivable and a prompter settlement of accounts payable.

      Our investing activities used cash of $4,739 for the six-months ended June 30, 2001. Our investing activities used cash of $31,041 for the six-months June 30, 2000. The principal use was the acquisition of property and equipment.

      Our financing activities provided cash of $561,598 for the six-months ended June 30, 2001. The principal sources of cash were proceeds from borrowings and the issuance of Series A Convertible Preferred Stock. Our financing activities provided cash of $378,588 for the six-months ended June 30, 2000. The principal source of cash was the proceeds from the issuance of common stock.

      As described in Note 2, "Going Concern" to the accompanying financial statements, there is a doubt as to our ability to continue as a going concern. We have incurred operating losses for the six-months ended June 30, 2001 and 2000 (approximately $432,000 and $551,000, respectively), and have negative working capital of $515,919 as of June 30 2001. However this has been significantly reduced from negative working capital of approximately $901,000 as at December 31, 2000.

      These conditions would raise doubt about our ability to continue as a going concern. Present management has set the following objectives for fiscal 2001/2002 to enable us to continue as going concern:

      Continue to increase our sales revenues in all areas of our sales strategy. We anticipate a continuing of the results of the first half where we increased overall sales by 9% year on year to achieve a full year on year increase. We believe that our long term investments in ongoing revenue, our co-operative partnership with Motorola in the export markets, our continuing good relationship with BP/Amoco, our development of the vehicle tracking system in the Solution Provision area and the long term Telecommunications customers will enable us to meet our objectives. We will seek to maintain gross margins at the current levels in these productive markets. If successful, we would be able to achieve cost reductions from our suppliers and we will continue to monitor our purchasing policies.

      Reduce some areas of overhead expense. During 2000, we incurred exceptional costs as a result of filing the SB-2 Registration Statement with the Securities and Exchange Commission and associated costs of the creation of the parent company of approximately $400,000. We do not anticipate a repeat of this exceptional expense in 2001 or 2002. Also we are continuing to improve the quality of our staff and strengthening our management team. We have recently hired an Operations Manager and a Customer Services Manager. Generally, overheads are being very tightly controlled.

      We are considering raising additional funds through private offerings of our shares. This would enable us to reduce our long term debt position further and assist the current cash flows. Accounts receivable is also targeted as an area to produce a positive cash flow by undertaking more efficient collection efforts including the appointment of a credit manager.

      At this time the present management cannot assess the likelihood of our ability to achieve these objectives.

                                    PART II.
                                OTHER INFORMATION



ITEM 2. CHANGES IN SECURITIES

     A complete description of the terms on which securities of Hugo have been sold during the period covered by this report is set forth in Post Effective Amendment No. 1, filed with the SEC August 9, 2001, to Hugo's Registration Statement on Form SB-2 (Registration No. 333-43642) filed with the Commission on August 11, 2000, as amended from time to time.

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



          Signature                          Title                     Date
          ---------                          -----                     ----

                              Director, Chief Executive Officer   August 20, 2001
/s/ David W. Foden           and Chairman (Principal Executive
-----------------------
David W. Foden                Officer)

                              Director, Treasurer and Secretary   August 20, 2001
/s/ Michael Christmas        (Principal Financial and
-----------------------
Michael Christmas             Accounting Officer)

                              Director                            August 20, 2001
/s/ Iain Bowles
-----------------------
Iain Bowles