Form 10QSB
period 2001-09-30
HUGO INTERNATIONAL TELECOM INC
filed 2001-11-28
CIK 1120802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the three months ended September 30, 2001

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

                         [X] YES                [ ] NO

There were 20,557,306 shares of the Registrant's $.0001 par value common stock outstanding as of September 30, 2001.

Transitional Small Business Format (check one)  Yes [ ]  NO [X]

                                   FORM 10-QSB
                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            Page
PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements ............................    F1

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................     4


PART II. OTHER INFORMATION

   Item 2. Changes in Securities ........................................     9

   Item 5  Other Information ............................................     9

   Item 6  Exhibits and Reports on Form 8-K .............................     9

Signatures ..............................................................    10

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                        HUGO INTERNATIONAL TELECOM, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


                                    CONTENTS


Consolidated Financial Statements:

   Consolidated Balance Sheet .......................................      F1-F2
   Consolidated Statements of Operations ............................         F3
   Consolidated Statements of Changes in Stockholders' Deficit ......         F4
   Consolidated Statements of Cash Flows ............................      F5-F6
   Notes to Consolidated Financial Statements .......................     F7-F10

                        HUGO INTERNATIONAL TELECOM, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2001
                                     ASSETS

Current assets:

       Cash                                                           $   18,223

       Accounts receivable, net of allowance for
         doubtful accounts of $118,115                                   829,256

       Income tax refund                                                  73,831

       Inventory                                                         197,364

       Prepaid expenses and other current assets
                                                                         114,787
                                                                      ----------

Total current assets                                                   1,233,461

Property and equipment, net of accumulated depreciation                  209,739

Other receivables                                                         23,428

Goodwill, customer lists, and other intangibles, net of
accumulated amortization                                                 537,384
                                                                      ----------

                                                                      $2,004,012
                                                                      ==========


                                      -F1-

                        HUGO INTERNATIONAL TELECOM, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2001
                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
     Bank overdraft                                                 $     9,138
     Accounts payable                                                 1,410,292
     Current portion of long-term debt                                  463,213
     Stockholder note payable                                           245,153
     Current portion of capital lease obligations                        24,252
     Accrued expenses                                                   301,955
     Deferred income                                                     44,256
                                                                    -----------
Total current liabilities                                             2,498,259
                                                                    -----------

Long-term liabilities:
     Long-term debt                                                      39,241
     Stockholder note payable                                           367,730
     Capital lease obligations                                           48,679
                                                                    -----------
Total long-term liabilities                                             455,650
                                                                    -----------

Stockholders' deficit:
     Preferred stock; $.0001 par value; 600,000 shares
       authorized; 0 shares issued and outstanding
     Series A Convertible preferred stock; $.0001 par value;
       400,000 shares authorized; 90,000 shares issued and
       outstanding; liquidation value of $450,000                             9
     Common stock; $.0001 par value; 50,000,000 shares
       authorized; 20,557,306 shares issued and outstanding               2,056
     Additional paid-in capital                                       1,868,089
     Accumulated other comprehensive income                              46,622
     Accumulated deficit                                             (2,866,673)
                                                                    -----------
Total stockholders' deficit                                            (949,897)
                                                                    -----------
                                                                    $ 2,004,012
                                                                    ===========


                                      -F2-

                        HUGO INTERNATIONAL TELECOM, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                         Three Months Ended                   Nine Months Ended
                                            September 30,                       September 30,
                                            -------------                       -------------
                                       2001              2000              2001              2000
                                       ----              ----              ----              ----
Revenues                           $    621,414      $  1,594,020      $  3,282,768      $  4,042,328

Cost of revenues                        440,287         1,017,914         2,165,949         2,596,062
                                   ------------      ------------      ------------      ------------
Gross profit                            181,127           576,106         1,116,819         1,446,266

Selling, general and
 administrative expenses              1,173,419           597,829         2,541,559         2,019,362
                                   ------------      ------------      ------------      ------------
Loss from operations                   (992,292)          (21,723)       (1,424,740)         (573,096)

Interest expense - net                   26,187            25,922            82,116            97,038
                                   ------------      ------------      ------------      ------------
Loss before income tax benefit       (1,018,479)          (47,645)       (1,506,856)         (670,134)

Income tax benefit                           --                --                --            28,065
                                   ------------      ------------      ------------      ------------
Net loss                           $ (1,018,479)     $    (47,645)     $ (1,506,856)     $   (642,069)
                                   ============      ============      ============      ============
Basic loss per share               $       (.05)     $         --      $       (.07)     $       (.03)
                                   ============      ============      ============      ============
Weighted average number of
   common shares used in loss
   per share computation             20,557,306        20,492,391        20,525,453        18,524,635
                                   ============      ============      ============      ============


                                     -F3-

                        HUGO INTERNATIONAL TELECOM, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                           Preferred  Stock        Common Stock
                                                           ----------------    --------------------
                                                           Shares    Amount      Shares      Amount
                                                           ------    ------      ------      ------
Balance, December 31, 2000                                                     20,500,000    $2,050

Stock issued in satisfaction of note
     payable (unaudited)                                                           25,356    $    3

Preferred stock issued for cash (unaudited)                90,000     $  9

Stock issued for the acquisition of Hugo International
  (Ireland) Ltd. , a wholly-owned subsidiary (unaudited)                           31,950    $    3

Collection of subscription receivable
     (unaudited)

Comprehensive loss (unaudited):
     Foreign currency translation adjustment
     Net loss for the period
Total comprehensive loss
                                                           ----------------------------------------

Balance, September 30, 2001 (unaudited)                    90,000     $  9     20,557,306    $2,056
                                                           ========================================


                                                                                 Accumulated
                                                Additional                          Other           Stock            Total
                                                 Paid-In        Accumulated     Comprehensive    Subscription    Stockholders'
                                                 Capital          Deficit          Income        Receivable         Deficit
                                                 -------          -------          ------        ----------         -------
Balance, December 31, 2000                     $ 1,207,386      $(1,359,817)     $    31,578     $    (1,541)     $  (120,344)

Stock issued in satisfaction of note
    payable (unaudited)                             19,015                                                        $    19,018

Preferred stock issued for cash
    (unaudited)                                    449,991                                                        $   450,000

Stock issued for the acquisition of Hugo
  International (Ireland) Ltd. , a wholly-
  owned subsidiary (unaudited)                     191,697                                                        $   191,700

Collection of subscription receivable
(unaudited)                                                                                            1,541      $     1,541

Comprehensive loss (unaudited):
   Foreign currency translation adjustment                                            15,044                      $    15,044
   Net loss for the period                                       (1,506,856)                                      $(1,506,856)
                                                                                                                  -----------

Total comprehensive loss                                                                                          $(1,491,812)
                                               ------------------------------------------------------------------------------
Balance, September 30, 2001 (unaudited)        $ 1,868,089      $(2,866,673)     $    46,622     $        --      $  (949,897)
                                               ==============================================================================


                                      -F4-

                        HUGO INTERNATIONAL TELECOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                         2001             2000
                                                         ----             ----
Operating activities
   Net loss                                          $(1,506,856)     $  (642,069)
                                                     -----------      -----------
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                    150,719          174,016
        Goodwill impairment                              381,180
        (Increase) decrease in:
          Accounts receivable                            531,593         (917,971)
          Income tax refund                               (3,077)         (43,440)
          Inventories                                    (80,653)         (14,694)
          Other assets                                    39,301           43,486
        Increase (decrease) in:
          Accounts payable                                93,098          374,390
          Accrued expenses                                92,415          170,440
          Deferred income                                 (8,779)
                                                     -----------      -----------
   Total adjustments                                   1,195,797         (213,773)
                                                     -----------      -----------
   Net cash used in operating activities                (311,059)        (855,842)
                                                     -----------      -----------
Investing activities
   Acquisition of property and equipment                  (4,868)         (32,398)
   Acquisition of Hugo International
     (Ireland) Ltd., net of cash acquired                 28,871               --
                                                     -----------      -----------
   Net cash provided by (used in) investing
     activities                                           24,003          (32,398)
                                                     -----------      -----------
Financing activities
   Increase (decrease) in bank overdraft                (268,233)         124,222
   Payments on capital lease obligations                 (37,149)         (42,217)
   Net borrowings on stockholder advances                273,731          122,110
   Proceeds from borrowings                                   --          147,466
   Payments on borrowings                               (182,030)        (264,479)
   Proceeds from the issuance of preferred stock         450,000               --
   Proceeds from the issuance of common stock                 --          750,422
   Payments on subscription receivable                     1,541               --
                                                     -----------      -----------
   Net cash provided by financing activities             237,860          837,524
                                                     -----------      -----------
Effect of exchange rate changes on cash                    8,777          (15,225)
                                                     -----------      -----------
Net decrease in cash                                     (40,419)         (65,941)

Cash, beginning of period                                 58,642           67,812
                                                     -----------      -----------
Cash, end of period                                  $    18,223      $     1,871
                                                     ===========      ===========


                                      -F5-

                        HUGO INTERNATIONAL TELECOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Nine Months Ended
                                                                September 30,
                                                                -------------
                                                              2001        2000
                                                              ----        ----
Supplemental disclosures of cash flow information and
   noncash investing and financing activities:
     Cash paid during the period for interest                $82,446     $97,710
                                                             =======     =======

      During the period ended September 30, 2001 and 2000, the Company incurred capital lease obligations for the purchase of equipment in the amount of $54,204 and $18,694, respectively.

      During the period ended September 30, 2001, the Company issued 25,356 shares of common stock in satisfaction of a note payable in the amount of $19,018.

      During the period ended September 30, 2001, the Company acquired Hugo International (Ireland) Ltd., a wholly-owned subsidiary for common stock valued at $191,700.

      During the period ended September 30, 2000, the Company issued 284,000 shares in payment of a stockholder advance payable in the amount of $429,682.

      During the period ended September 30, 2000, the Company converted stockholder advances of $277,608 into a note payable.


                                      -F6-

                        HUGO INTERNATIONAL TELECOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


1.    CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2001 and 2000 (unaudited), (b) the financial position at September 30, 2001 (unaudited), and
(c) cash flows for the nine-month periods ended September 30, 2001 and 2000 (unaudited), have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 2000. The results of operations for the nine-month period ended September 30, 2001 (unaudited) are not necessarily indicative of those to be expected for the entire year.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), for fiscal years beginning after June 15, 2000. The provisions for SFAS 133 require all derivatives to be recognized in the statement of financial positions as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS
133. For interim periods beginning in 2001, the Company has adopted these standards.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which was adopted in the fourth quarter of 2000. As the Company's accounting policies are consistent with the provisions of SAB 101, there was no impact on the financial statements.

On June 29, 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") was approved by the FASB. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets, arising from these business combinations, will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

On June 29, 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets ("SFAS 142") was approved by the FASB. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an


                                      -F7-

                        HUGO INTERNATIONAL TELECOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". We are required to implement SFAS 142 on January 1, 2002. If SFAS 142 had been in effect for the nine month period ended September 30, 2001, amortization expense related goodwill and net loss would have decreased by approximately $110,000 or $.01 per share. Impairment reviews may result in future periodic write downs.

2.    EARNINGS/(LOSS) PER SHARE

The Company calculates basic and diluted earnings/(loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings/(loss) per share excludes any dilutive effect of stock options, warrants, and convertible securities.

3.    GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has sustained a substantial loss for the nine months ended September 30, 2001, has accumulated losses of $2,866,673 since inception, has negative working capital of $1,264,798, its liabilities exceed its assets by $949,897, as of September 30, 2001, and it has used cash in operations of $311,059 for the nine months ended September 30, 2001. On August 23, 2001 Dolphin ceased trading relations with Hugo International Ltd. and on August 29, 2001 Dolphin served a statutory demand upon Hugo International Ltd. for payment of outstanding fees for airtime service to its customers. As a result of the statutory demand by Dolphin, on October 12, 2001, an order of administration was entered against Hugo International Limited, our operating subsidiary, under the United Kingdom bankruptcy laws. The order provides Hugo International Ltd. protection from its creditors and appoints administrators to aid Hugo International Ltd. in its day to day operations. The effects of this on the Company's operations is uncertain, however, to date operations have proceeded normally and the Company anticipates that Hugo International Ltd. will be able to meet the requirements to successfully petition for removal of the order of administration provided that the Company is able to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                      -F8-

                        HUGO INTERNATIONAL TELECOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


4.    SEGMENT INFORMATION

The Company classifies its operations into five reportable segments based on market sectors. These sectors are used by management to make operating decisions and performance assessments. The revenues, cost of sales, and gross profit of these segments are as follows:

                                                        Nine Months Ended
                                                          September 30,
                                                          -------------
                                                    2001                 2000
                                                    ----                 ----
                                                 (Unaudited)          (Unaudited)
Revenues:
     Exports                                     $  617,277           $  974,108
     Basic products                               1,168,947            1,296,745
     On-going revenue                             1,265,780            1,376,546
     Telecommunications                             103,937              356,466
     Solution providers                             126,827               38,463
                                                 ----------           ----------
                                                 $3,282,768           $4,042,328
                                                 ==========           ==========

Cost of Sales:
     Exports                                     $  518,512           $  808,571
     Basic products                                 806,547              843,410
     On-going revenue                               687,823              696,288
     Telecommunications                              64,960              222,791
     Solution providers                              88,107               25,002
                                                 ----------           ----------
                                                 $2,165,949           $2,596,062
                                                 ==========           ==========

Gross profit:
     Exports                                     $   98,765           $  165,537
     Basic products                                 362,400              453,335
     On-going revenue                               577,957              680,258
     Telecommunications                              38,977              133,675
     Solution providers                              38,720               13,461
                                                 ----------           ----------
                                                 $1,116,819           $1,446,266
                                                 ==========           ==========

Management has not included net income (loss), total assets, depreciation expense, and interest expense by segment due to the fact that they do not use these amounts as a basis for their operating decisions.


                                      -F9-

                        HUGO INTERNATIONAL TELECOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


5.    ACQUISITION

On July 1, 2001, we entered into a share exchange with all of the stockholders of Hugo International (Ireland) Ltd., a company formed under the laws of Ireland ("Hugo Ireland"), pursuant to which we issued 31,950 restricted shares of our common stock in exchange for 1,000 shares of Hugo Ireland's capital stock, which constitutes all of Hugo Ireland's issued and outstanding capital stock. All 31,950 shares of our common stock contemplated by the exchange have been issued. Upon the consummation of the share exchange, Hugo Ireland became a wholly owned subsidiary of the Company.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the net assets were allocated based on their fair values at the date of acquisition. The Company's consolidated Statement of Operations do not include the revenues or expenses of Hugo International (Ireland) Ltd. prior to the acquisition date. The excess of the purchase price over the fair value of the assets acquired was approximately $163,000.

6.    MAJOR SUPPLIER

On July 27, 2001, Telesystems International Wireless, Inc. ("TIW"), the parent company of the Company's major airtime supplier Dolphin, voluntarily sought protection from its creditors under the United Kingdom bankruptcy laws. On August 23, 2001 Dolphin ceased trading relations with Hugo International Ltd. and on August 29, 2001 Dolphin served a statutory demand upon Hugo International Ltd. for payment of outstanding fees for airtime service to its customers. As a result, Hugo International Ltd. is no longer able to provide airtime service to its customers through Dolphin and is seeking a remedy through the courts concerning the disputed amounts.

7.    ORDER OF ADMINISTRATION

As a result of the statutory demand by Dolphin, on October 12, 2001, an order of administration was entered against Hugo International Limited, our operating subsidiary, under the United Kingdom bankruptcy laws. The order provides Hugo International Ltd. protection from its creditors and appoints administrators to aid Hugo International Ltd. in its day to day operations. The effects of this on the Company's operations is uncertain, however, to date operations have proceeded normally and the Company anticipates that Hugo International Ltd. will be able to meet the requirements to successfully petition for removal of the order of administration.


                                     -F10-

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

EXCHANGE RATES

The business of Hugo International Limited is predominantly conducted in L Sterling and therefore the effect of the movements in exchange rates can have a significant effect on the results as reported. The exchange rate for the nine-month period of 2000 was L1 = $1.540925 for the income statement and L1 = $1.463920 for the balance sheet. For the nine-month period of 2001 the income statement rate was L1 = $1.43878 and for the balance sheet was L1 = $1.47520. This should be borne in mind while analyzing the results. The exchange rate differences for Hugo International (Ireland) Ltd. from the date of acquisition July 1, 2001 to September 30, 2001 was not significant.

                                                         % Change
Area Number    Description     2001 Q3 $   2000 Q3 $   2001 to 2000
-----------    -----------     ---------   ---------   ------------
     1        Exports            617,277     974,108      -36.6%
     2        Basic Products   1,168,947   1,296,745       -9.9%
     3        On-Going         1,265,780   1,376,546       -8.0%
              Revenue

                                                         % Change
Area Number    Description     2001 Q3 $   2000 Q3 $   2001 to 2000
-----------    -----------     ---------   ---------   ------------
     4        Telecomms          103,937     356,466      -70.8%
     5        Solution           126,827      38,463      229.7%
              Providers
              TOTAL            3,282,768   4,042,328      -18.8%

During the last three fiscal years we have concentrated on positioning ourselves to exploit each of the following main areas of business.

AREA 1 - EXPORTS

We are a licensed reseller of Motorola products to Africa. However we are able to sell and distribute our vehicle tracking systems on a worldwide basis. Current export sales continue to be strong with continuing interest from BP Amoco. Compared to the nine-month period of 2000 the figures are lower due to the significant order shipped to BP Amoco during the third quarter of 2000. We have generated sales of $99,058 to BP Amoco in 2001 as we continue to trade with this important partner. The largest individual sale was for $225,316 to a customer with a distribution centre in Zimbabwe.

AREA 2 - BASIC PRODUCTS

In addition to Motorola, we sell products from a number of other manufacturers including both Kenwood and Tait in the United Kingdom. This market is highly competitive with a number of suppliers in the market place. Success in this area requires the services of top quality sales persons and we continue to benefit from the high calibre sales staff that we have in this area. We are continuing to generate significant sales in shopping mall communications and security systems. Our main customer in this sector is Marks and Spencer and sales in the nine-month period of 2001 were $243,424. We are also expanding our hire radio portfolio and this has generated sales of $69,212 in the nine-month period of 2001. Sales for Hugo International (Ireland) Ltd. are part of this category and for the third quarter of 2001 these were $31,626.

AREA 3 - ONGOING REVENUE

We also seek to secure repetitive income streams. These income streams derive from providing maintenance and airtime contracts, and to a lesser extent short and long term equipment rental. In 1999 we took the decision to purchase certain assets in an airtime provider, ProComm, in order to secure a five year licence with Dolphin. However on July 27, 2001, Dolphin filed for bankruptcy protection and as a result our service provider agreement was automatically terminated. On August 23, 2001 Dolphin ceased trading relations with Hugo International Ltd. and on August 29, 2001 Dolphin served a statutory demand upon Hugo International Ltd. for payment of outstanding fees for airtime service to our customers. As a result, we are no longer able to provide airtime service to our customers through Dolphin and are seeking a remedy through the courts concerning the disputed amounts. Currently we are taking advantage of our agreements with BT to migrate former Dolphin customers to BT's GSM network. For this we receive commissions on both connections and also ongoing airtime. Although at a lower level than with Dolphin, there are dramatically reduced selling costs and a better gross margin. As a result of these changes our sales for the nine-month period are $1,265,780.

AREA 4 - TELECOMMUNICATIONS SOLUTIONS

During 1999 opportunities began to become evident for us to enter the telecommunications market place, in particular the switch (a telephone exchange unit) and DECT (digitally enhanced cordless telephony) markets. General economic factors in the UK mean that many potential customers are not placing orders for these significant capital projects. We continue to sell into this market and have achieved disappointing sales of $103,937 in the nine-month period of 2001.

AREA 5 - SOLUTION PROVIDERS

Sales were $126,827 during the nine-month period of 2001. Sales continue to improve and the portfolio of customers is increasing. The main requirements continue to be in vehicle distribution and machinery hire companies. There remain ongoing overseas trials in Algeria and Nigeria.

RESULTS OF OPERATIONS NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 AND 2000.

REVENUES

Revenues for the nine-month period ended September 30, 2001 were $3,282,768 as compared to $4,042,328 for the period ended September 30, 2000, a decrease of $759,560 or 19%. This decrease is primarily due to the decrease in export sales of $356,831, a decrease in telecommunications sales of $252,529, a decrease in sales of on going revenue of $110,766 is primarily as a result of the cancellation of the Dolphin contract. We have for the first time included sales of $31,626 from our acquisition of Hugo International (Ireland) Ltd. and the solution providers sales increased by $88,364.

COST OF REVENUES

Cost of revenues for the nine-month period ended September 30, 2001 was $2,165,949 or 66% of revenues as compared to $2,596,062 or 64% of revenues for the nine-month period ended September 30, 2000. The increase in cost of revenues was fundamentally in line with a change in revenue mix reflecting a decrease in telecommunications sales.

As a result of the foregoing, gross profit decreased by $329,447 for the nine-month period ended September 30, 2001 or 34% of revenues from 36% for the comparable period in 2000. The reduction in gross profit percentage is primarily due to the change in revenue mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses amounted to $2,541,559 or 77% of revenues in the nine-month period of 2001 as compared to $2,019,362 or 50% of revenues for the comparable period in 2000. During this quarter, we have incurred an impairment charge of $381,180 which represents the write-off of goodwill held in Hugo International Ltd. as a result of the cancellation of the Dolphin contract. Excluding the impairment charge of goodwill, selling, general and administrative expenses increased $141,017 or 7% for the nine month period of 2001 with the comparable period of 2000. If SFAS 142 had been in effect for the nine month period ended September 30, 2001, amortization expense would have decreased by $110,000 or $.01 per share. Impairment reviews may result in future period write-downs.

INTEREST EXPENSE (NET)

Interest expense net for the nine-month period ended September 30, 2001 was $82,116 as compared to $97,038 for the comparable period in 2000. This reflects the reduced borrowings throughout the period. The termination of the Five Arrows Invoicing Discount agreement in November 2000 has decreased by approximately 40% our overall borrowing requirements.

NET LOSS

The preceding factors combine to show a significant increase in the net loss of $1,506,856 for the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000 when the loss was $642,069.

RESULTS OF OPERATIONS THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 AND 2000.

REVENUES

Revenues for the three-month period ended September 30, 2001 were $621,414 as compared to $1,594,020 for the three-month period ended September 30, 2000, a decrease of $972,606 or 61% This decrease is primarily due to the decrease in export sales of $443,399, a decrease in sales of telecommunications of $253,236 and the effect of the cancellation of the Dolphin contract which resulted in a decrease in airtime sales of $186,411.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2001 was $440,287 or 71% of revenues as compared to $1,017,914 or 64% of revenues for the three months ended September 30, 2000. The increase in cost of revenues was a result of a change in sales mix reflecting a decrease in telecommunications sales.

As a result of the foregoing, gross profit reduced by $394,979 for the three months ended September 30, 2001 or 29% of revenues from 36% for the comparable period in 2000. The reduction in gross profit percentage is primarily due to the change in sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses amounted to $1,173,419 or 189% of revenues for the three months ended September 30, 2001 as compared to $597,829 or 36% of revenues for the comparable period in 2000. During this quarter, we have incurred an impairment charge of $381,180 which represents the write-off of goodwill held in Hugo International Ltd. as a result of the cancellation of the Dolphin contract. Excluding the impairment charge of goodwill, selling, general and administrative expenses increased $194,410 or 33% for the three month period of 2001 with the comparable period of 2000. If SFAS 142 had been in effect for the three month period ended September 30, 2001, amortization expense would have decreased by $30,000 or $.00 per share. Impairment reviews may result in future period write-downs.

INTEREST EXPENSE (NET)

Interest expense net for the three months ended September 30, 2001 was $26,187 as compared to $25,922 for the same period in 2000.

NET LOSS

The preceding factors combine to show a significant increase in the net loss of $1,018,479 for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 when the loss was $47,645.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $1,264,798 at September 30, 2001, which represented an increase in the working capital deficit of $353,187 from the working capital deficit of $911,611 at December 31, 2000.

Our investing activities provided cash of $24,003 for the nine-month period ended September 30, 2001. Our investing activities used cash of $32,398 for the nine-month period ended September 30, 2000.

Our financing activities provided cash of $237,860 for the nine-month period ended September 30, 2001. The principal sources of cash were proceeds from borrowings of $273,731 and the issuance of Series A Convertible Preferred Stock of $450,000. Our financing activities provided cash of $837,524 for the nine-month period ended September 30, 2000. The principal source of cash was the proceeds from the issuance of common stock.

As described in Note 3, "Going Concern" to the accompanying financial statements, there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses for the nine-month period ended September 30, 2001 and 2000 of $1,506,856 and $670,134, respectively, we have negative working capital of $1,264,798 as of September 30, 2001, and our liabilities exceeded our assets by $949,897 at September 30, 2001. On October 12, 2001, an order of administration was entered against Hugo International Limited, our operating subsidiary, under the United Kingdom bankruptcy laws. The order provides Hugo International Ltd. protection from its creditors and appoints administrators to aid Hugo International Ltd. in its day to day operations. The effects of this on the Company's operations is uncertain; however, to date operations have proceeded normally and the Company anticipates that Hugo International Ltd. will be able to meet the requirements to successfully petition for removal of the order of administration provided that the Company obtains additional financing.

These conditions would raise substantial doubt about our ability to continue as a going concern. Present management has set the following objectives for the fiscal 2001/2002 to enable us to continue as going concern:

CONTINUE TO MAXIMIZE OUR SALES REVENUES IN ALL AREAS OF OUR SALES STRATEGY. We believe that our long term investments in ongoing revenue and partnership with BT, our co-operative partnership with Motorola in the export markets, our continuing good relationship with BP/Amoco and our development of the vehicle tracking system in the Solution Providers area will enable us to meet our objectives.

SEEK TO MAINTAIN GROSS MARGINS AT THE CURRENT LEVELS IN PRODUCTIVE MARKETS. If successful, we would be able to achieve cost reductions from our suppliers and we will continue to monitor our purchasing policies.

REDUCE SOME AREAS OF OVERHEAD EXPENSE. During 2000, we incurred exceptional costs as a result of filing the SB-2 Registration Statement with the Securities and Exchange Commission and associated costs of the creation of the parent company of approximately $400,000. We do not anticipate a repeat of this exceptional expense in 2001 or 2002. Although we are reducing the overall number of staff, we are continuing to improve the quality of our existing staff and strengthening our management team.

ACTIVELY SEEK TO RAISE ADDITIONAL FUNDS THROUGH PRIVATE OFFERINGS OF OUR SHARES. This would enable us to reduce our long term debt position further and assist the current cash flows.

INCREASE COLLECTIONS. Accounts receivable is also targeted as an area to produce a positive cash flow by undertaking more efficient collection efforts including the appointment of a credit manager.

At this time, the present management cannot assess the likelihood of our ability to achieve these objectives.

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

ITEM 5. OTHER INFORMATION


      On October 12, 2001, an order of administration was entered against Hugo International Limited, our operating subsidiary, under the United Kingdom bankruptcy laws. The order provides Hugo International Ltd. protection from its creditors and appoints administrators to aid Hugo International Ltd. in its day to day operations. The effects of this on the Company's operations is uncertain, however, to date operations have proceeded normally and the Company anticipates that Hugo International Ltd. will be able to meet the requirements to successfully petition for removal of the order of administration provided that the Company is able to obtain additional financing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits - None

      B. Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 9, 2001 reporting a change in the Registrant's certifying accountant. Mahoney Cohen & Company, CPA, P.C. was retained as the Registrant's new independent auditor and Pender Newkirk & Company, CPAs was simultaneously dismissed.

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


        Signature                       Title                      Date
        ---------                       -----                      ----
 /s/ David W. Foden         Director, Chief Executive        November 28, 2001
-------------------------   Officer and Chairman
David W. Foden              (Principal Executive Officer)


 /s/ Michael Christmas      Director, Treasurer and          November 28, 2001
-------------------------   Secretary (Principal Financial
Michael Christmas           and Accounting Officer)


 /s/ Iain Bowles            Director                         November 28, 2001
-------------------------
Iain Bowles