Form 10KSB
period 2001-12-31
HUGO INTERNATIONAL TELECOM INC
filed 2002-04-17
CIK 1120802

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   X            Annual report under Section 13 or 15(d) of the Securities
-------         Exchange Act of 1934. For the fiscal year ended December 31,
                2001.

                                       OR

                Transition report under Section 13 or 15(d) of the Securities
------- Exchange Act of 1934 for the transition period from ________________ to ________________.

                        Commission File Number: 001-16207

                        HUGO INTERNATIONAL TELECOM, INC.
                    ----------------------------------------
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
             Common Stock, $0.0001 par value                                         None

        Securities Registered Pursuant to Section 12(g) of the Act: None

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---    --

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

        The issuer's revenues for its most recent fiscal year were $4,242,099.

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 15, 2002, is $3,065,698.

        The number of shares of common stock outstanding as of April 15, 2002 was 20,557,306.

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

        References herein to "Hugo", the "company", "we"," us" or "ours" refer to Hugo International and its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY

        Hugo International Telecom, Inc. ("we", the "company" or "Hugo") is a holding company which, through its operating subsidiaries, Hugo International Limited ("Hugo UK") and Hugo International (Ireland) Ltd. ("Hugo Ireland"), supplies cellular telephone, radio and wireless data communications solutions to business customers primarily in the British Isles who seek to improve their customer service levels and control their communications costs. Our added value is in our ability to build complex communication systems from basic products currently available from wireless communications equipment and technology providers. We believe technology advances in radio, fixed telephone and cellular telephone systems has created new opportunities in business communications.

        Until recently, only large corporations could only afford complex business communications systems because of infrastructure costs. The new communications technology provides the basis for business customers to re-consider their communication systems. We provide mobile and data communications, network design, equipment sales, installation, systems integration, consulting, and maintenance to businesses and government agencies. We work with a customer to understand its communication systems requirements and then build solutions for business customers. We select the best technology for the customers' application from the range of technology available adding software service and support to provide the complete solution to the customer.

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

        We incorporated in the State of Delaware on February 17, 2000 and acquired our Hugo International Limited operating subsidiary on February 24, 2000 and our Hugo Ireland operating subsidiary on July 1, 2001.

SIGNIFICANT DEVELOPMENTS DURING 2001

        On July 27, 2001, Telesystems International Wireless, Inc. ("TIW"), the parent company of Dolphin, our major airtime supplier at that time represents 30% of our revenues, voluntarily sought protection from its creditors under the United Kingdom bankruptcy laws. On August 23, 2001 Dolphin ceased doing business with us and on August 29, 2001, Dolphin served a statutory demand upon our Hugo UK subsidiary for payment of outstanding fees for airtime service to its customers. As a result of these actions, Hugo UK no longer provides airtime service to its customers through Dolphin and is seeking a remedy through the courts concerning the disputed amounts.

        As a result of the statutory demand by Dolphin, on October 12, 2001, an order of administration was entered against Hugo UK under the United Kingdom bankruptcy laws. The order provides Hugo UK protection from its creditors and appoints administrators to aid Hugo UK in its day to day operations. The effects of this on our operations is uncertain. To date, operations have proceeded normally and we anticipate that Hugo UK will be able to meet the requirements to successfully petition for removal of the order of administration.

        Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, we sustained a substantial loss of $2,351,870 for the year ended December 31, 2001, have accumulated losses of $3,711,687 since inception, has negative working capital of $2,023,622 and our liabilities exceed our assets by $1,574,899, as of December 31, 2001, and we have used cash in operations of $90,735 for the year ended December 31, 2001. These factors and the administration proceeding raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

        On July 1, 2001, we entered into a share exchange with Hugo Ireland, a company in which David W. Foden, our Chairman and Chief Executive, held a minority interest. Pursuant to the exchange agreement we issued 31,950 restricted shares of our common stock for all of Hugo Ireland's capital stock. Upon consummation of the share exchange, Hugo Ireland became a wholly owned subsidiary of Hugo.

THE UNITED KINGDOM BUSINESS COMMUNICATIONS MARKET

        The United Kingdom business communications market is large and growing. According to the Department of Trade & Industries Statistics, it consists of approximately 8,998,000 business telephone lines, an estimated 13,000,000 business mobile phone users and over 1,000,000 private and public access mobile radio users.

BUSINESS MOBILE TELEPHONE OPPORTUNITIES

        Mobile phones were originally developed to allow mobile communications using speech. This required low communications bandwidth. The new world of communications requires the mobile phone to handle data as well as speech. Currently, most widely available mobile telephones can transfer data at 9.6 kilobytes/sec using conventional GSM mobile telephone technology. This data rate limits the way in which applications can operate with poor capability to handle images. United Kingdom industry sources indicate the growth in business mobile data in the United Kingdom market has rapidly increased from 400,000 users in 1997 to over 2,000,000 users in 2000 within our target markets. The new GRPS (2.5G) technology is offering much improved data rates for mobile data users which is to be followed by the UMTS (3G technology) in the near future. Both technologies use the "packet data always on" technology and new charging mechanism with considerable cost benefits for the user.

INNOVATIONS IN TECHNOLOGY

        Advances in switching and electronics have increased the bandwidth, or transmission capacity, available for telecommunications networks. Historically, carriers have built telecommunications networks based on circuit switching. Circuit switching establishes and keeps open a dedicated path until a call is terminated. Although circuit switching worked well for decades to provide voice communication, it does not efficiently use transmission capacity. Once a circuit is dedicated, it is unavailable to transmit any other information, even when particular users of that circuit are not speaking or otherwise transmitting information. Packet switching is replacing circuit switching. Packet switching divides signals into small "packets" which are then independently transmitted to their destination via the quickest path. Upon their arrival, the packets are reassembled. Packet switching provides more efficient use of transmission capacity because it does not require a network to establish inefficient dedicated circuits that waste unused capacity. New packet networking technologies include Internet Protocol (IP), asynchronous transmission (ATM) and frame relay. Networks that employ packet switching technology are especially efficient at carrying data signals. ATM service quality controls support high-quality voice and video signals. Similar quality controls are being developed for IP.

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

RADIO COMMUNICATION MARKET

        According to A. D. Little, a market research company, there are currently approximately 1,000,000 mobile radio subscribers in the United Kingdom using PMR (Private Mobile Radio) or PAMR (Public Access Mobile Radio) systems. Most of these users currently operate systems that use analog technology that has performance limitations.

        Mobile radio users are generally businesses and government service agencies. Many of these business and government users also need wide area voice and data with workgroup coverage and virtual private network features to enhance solutions to their particular operational problems.

        Currently, these mobile radio users see the benefits of digital cellular technology while maintaining the benefits offered from PMR and PAMR. We believe that a very large percentage of these PMR and PAMR users would transfer their communication to cellular technology for coverage, price and telephony reasons, if mobile phone networks offered the full set of features required by the PMR / PAMR business user.

INCREASING DEMAND FOR COMMUNICATIONS SERVICES

        We believe that there is and will continue to be significant growth in the demand for mobile data, Internet, voice and video services in the business to business marketplace. The increase in computing power, number of computers networked over the Internet, and connection speeds of networked computers are driving tremendous increases in communications uses for the Internet and data services. Prices for cellular and long distance voice services have decreased, resulting in increased demand for these services. In addition, cost savings and network efficiencies are driving demand for more robust voice and data network equipment.

PRODUCTS AND SERVICES

CORE PRODUCT GROUPS:

        We distribute the products and services of a number of leading communications suppliers. In radio and cellular equipment, we are an authorized dealer for Motorola, Kenwood and Tait. In data and communications technology, we are authorized service providers of BT Cellnet and Vodafone. Moreover, three new technologies are now becoming available which combine cellular mobile telephony, high-speed packet data, and other functions into a number of solutions to address the business customer's mobile communications requirements.

        The changes in technology and the growth in the telecommunications industry have led to the rapid development of the market for telecommunications equipment and mobile applications. Hugo has attempted to position itself to take advantage of the foregoing market opportunities by developing three core internal product groups.

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

        -       alarms

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

        GPRS/UMTS and Cerocom

        The new technology of data over a packet based systems offers users a significant cost benefit compared to conventional data technology. These benefits can be accessed with the right hardware and software to support the technology. Hugo has established a new operation called Cerocom to address this new market. Cerocom's focus is on building a customer base in the users of the new communication technology. They are active in GRPS/UMTS modem sales and for software to help build efficient applications in the market. In addition there are numbers of opportunities to sell expertise to customers to help them build their strategy to exploit the new technology.

TRADECOM

        One of the most important changes in business operations is the use of the Internet for commercial transactions. Any strategy to use the Internet in United Kingdom therefore must have a call centre solution included. Internet usage and thus the ability to reach customers is still low in United

Kingdom compared to the United States but changing very quickly.

        Hugo is building a new route to market which will increasingly be Internet focused. This operation is called TradeCom, it will enable customers to order products online and have a simple and fast delivery. The focus is on providing the ability to supply standard products or previously supplied products off the shelf with minimum lead-time with any standard service requested.

        TradeCom provides a low cost of sales operation, which utilizes the Internet, telesales, direct marketing, and fax ordering that provides the customer with the product, or service he wants in the most efficient manner possible.

RADIO COMMUNICATIONS MARKET SOLUTION

        PMR and PAMR Systems

        Currently, we supply PMR and PAMR systems that have been fundamental in providing instant call set-up communications for the following market segments:

        -       Police/Fire/Ambulance

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

        These private and public networks have supplemented the mainstream audio, data and visual fixed networks operated by among others, British Telecom and Cable and Wireless. The market has, thus far, tolerated these fixed communications mediums.

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

VENDOR RELATIONSHIPS

        We have agreements with the wireless voice and data equipment/technology manufacturers and providers listed below:

        BT Cellnet

        Motorola

        Kenwood

        Tait

        Siemens

        Our agreements with these manufacturers and technology providers allow for the distribution, resale or integration of products, and/or acting as agents for these equipment manufacturers and technology providers. Normally, we receive volume discounts from manufacturers and service providers on products and services.

RESEARCH AND DEVELOPMENT

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

EMPLOYEES

        We have 18 full-time employees. Of these, 8 are in sales and marketing, 4 are in technical and distribution, and 6 are in administration. We believe our relationship with our employees is satisfactory.

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

ITEM 3. LEGAL PROCEEDINGS

        As described in Item 1 above, on July 27, 2001, Telesystems International Wireless, Inc. ("TIW"), the parent company of Dolphin, our major airtime supplier at that time, voluntarily sought protection from its creditors under the United Kingdom bankruptcy laws. On August 23, 2001 Dolphin ceased doing business with us and on August 29, 2001, Dolphin served a statutory demand upon our Hugo UK subsidiary for payment of outstanding fees for airtime service to its customers. As a result of these actions, Hugo UK no longer provides airtime service to its customers through Dolphin and is seeking a remedy through the courts concerning the disputed amounts.

        As a result of the statutory demand by Dolphin, on October 12, 2001, an order of administration was entered against Hugo UK under the United Kingdom bankruptcy laws. The order provides Hugo UK protection from its creditors and appoints administrators to aid Hugo UK in its day to day operations. The effects of this on our operations is uncertain. To date, operations have proceeded normally and we anticipate that Hugo UK will be able to meet the requirements to successfully petition for removal of the order of administration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the last quarter of the year ended December 31, 2001, no matters were submitted to a vote of shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On March 15, 2001, our common stock was approved for trading on the OTC Bulletin Board under the trading symbol "HGOI." The following table sets forth, for the periods indicated, the range of the high and low bid quotations (as reported by Nasdaq). The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

PERIOD                                                                      HIGH                 LOW
------                                                                      ----                 ---
Fiscal Year 2001
----------------
First Quarter (from March 15, 2001)                                           $3.25              $3.25
Second Quarter                                                                 5.60               3.25
Third Quarter                                                                  4.93               3.35
Fourth Quarter                                                                 1.15               0.26

        As of April 15, 2002, there were 425 holders of record of our common stock.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our payment of cash dividends, if any, will depend upon our general financial condition and other factors deemed relevant by our board of directors.

RECENT SALE OF UNREGISTERED SECURITIES

        All sales of unregistered securities by us during the year ended December 31, 2001 were previously reported.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        Exchange Rates

        The business of Hugo UK is predominantly conducted in Pound Sterling Sterling and therefore the effect of movements in exchange rates can have a significant effect on the results as reported. The exchange rate for the year of 2000 was Pound Sterling1=$1.519691 for the income statement and Pound Sterling1=$1.493500 for the balance sheet. For the year of 2001 the income statement rate was Pound Sterling1=1.44131 and for the balance sheet was $1.45150. The business of Hugo Ireland is conducted in Euros from the date of acquisition, July 1, 2001 to December 31,2001. These exchange rate movements should be borne in mind whilst analyzing the comparative results.

OVERVIEW

        During the past two fiscal years we have concentrated on positioning Hugo to exploit each of the following main areas of business.

-------------------------------------------------------------------------------------------------------------------------------
      Area Number           Description                         2001 $                  2000 $                     % Change
                                                                                                                  2001 to 2000
-------------------------------------------------------------------------------------------------------------------------------
         1                 Exports                              $690,887              $1,076,133                    -35.8%
-------------------------------------------------------------------------------------------------------------------------------

         2                 Basic Products                     $1,909,393              $1,785,697                     +6.9%
-------------------------------------------------------------------------------------------------------------------------------

         3                 On-going Revenue                   $1,397,083              $1,918,755                    -27.2%
-------------------------------------------------------------------------------------------------------------------------------

         4                 Telecomms                            $105,691                $492,010                    -78.5%
-------------------------------------------------------------------------------------------------------------------------------

         5                 Solution Providers                   $139,045                $243,647                    -42.9%
-------------------------------------------------------------------------------------------------------------------------------

                           TOTAL                              $4,242,099              $5,516,242                    -23.1%
-------------------------------------------------------------------------------------------------------------------------------

AREA 1 - EXPORTS

        We are a licensed reseller of Motorola products to Africa. However we are able to sell and distribute our vehicle tracking systems on a worldwide basis. Current export sales continue to be strong with continuing interest with BP Amoco and their procurement agents. The decrease in 2001 from 2000 was principally due to a reduction in sales from BP/Amoco from $392,286 in 2000 to $99,232 in 2001, a reduction of $293,054. Our next significant order was in the first quarter of 2002.

AREA 2 - BASIC PRODUCTS

        In addition to Motorola, we sell products from a number of manufacturers including Kenwood and Tait in the United Kingdom. This market is highly competitive with a number of suppliers in the market place. Success in this area requires the services of top quality sales persons and we continue to benefit from the high caliber sales staff that we have in this area. We are continuing to generate significant sales in shopping mall communications and security systems. Our main customer in this sector is the large multi-national retailer, Marks and Spencer, and sales to them in 2001 were approximately $526,000. In the year 2001 all of the recorded sales for Hugo Ireland of $107,928 are recorded under this category. The main markets in Ireland include transport and taxi operators. This sector was not affected by the termination of the Dolphin contract.

AREA 3 - ONGOING REVENUE STREAMS

        We also seek to secure repetitive income streams. These income streams derive from providing maintenance and airtime contracts, and to a lesser extent short and long term equipment rental. However on July 27, 2001 Dolphin, who was our single largest airtime provider, filed for bankruptcy protection and as a result our service provider agreement was automatically terminated. Currently we are taking advantage of our agreements with British Telecom to migrate existing customers and add new customers to their GSM Network. For this we receive commissions on both connections and also ongoing airtime. Although at a lower level than with Dolphin there are significantly reduced selling costs and a higher gross margin. As a result of these changes our sales for the year to December 31, 2001 were $1,397,083 a reduction of $521,672 from sales in the year to December 31, 2000 of $1,918,755.

AREA 4 - TELECOMMUNICATIONS SOLUTIONS

        During 1999 opportunities began to become evident for us to enter the telecommunications marketplace, in particular the switch (a telephone exchange unit) and DECT (digitally enhanced cordless telephony) markets. However the general economic factors in the UK mean that many potential customers are deferring decisions for these significant capital projects. Although we will continue to take any opportunities in this business sector we achieved disappointing sales of $105,691 for the year ended December 31, 2001.

AREA 5 - SOLUTION PROVIDERS

        Hugo International has always recognized that exploiting available technologies can add significant value to customers. Total sales in this area were $139,045 for the year ended December 31, 2001. We have, during the final quarter of 2001, changed our major supplier of this equipment. The changes have led to a temporary reduction in the business activity but we expect a significant upturn in sales during 2002. The main demand for these services continue to be in vehicle distribution and machinery hire companies, although we believe that there are opportunities to exploit these services among other industries.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

REVENUES

        Revenues for the year ended December 31, 2001 were $4,242,099 as compared to $5,516,242 for the year ended December 31, 2000, a decrease of $1,274,143, or 23%. The major areas of change were as follows, (i) we have the recorded sales for Hugo Ireland of $107,928, which were not included in 2000,
(ii) the decreases are primarily due to the termination of our Dolphin relationship and the timing of the significant BP Amoco orders which re-started in the first quarter of 2002. Telecom sales are also down due to both external market conditions and internal staffing reductions.

COST OF REVENUES

        Cost of Revenues for the year ended December 31, 2001 was $2,787,781, or 66% of revenues, as compared to $3,593,454, or 65% of revenues, for the year ended December 31,2000. The reduction in cost of revenues was fundamentally in line with the reduced revenues. As a result of the foregoing, gross profit was reduced by $468,470 in 2001 to 34% of revenues from 35% of revenues in 2000. The decrease in gross profit percentage is primarily due to the change in revenue mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses were $3,066,020, or 72% of revenues, in 2001 as compared to $2,748,362, or 50% of revenues, in 2000. During 2001 we have also incurred an impairment charge of $581,566 which represents the write-off of goodwill held in Hugo UK as a result of the cancellation of the Dolphin contract. Excluding the aforementioned item, selling, general and administrative expenses increased by $317,658, or 12%, for the year ended December 31, 2001 compared with the comparable period of 2000. The increase is primarily due to the following factors, (i) the inclusion of Hugo Ireland of $68,388, (ii) the increase in the allowance of doubtful accounts of $319,000 as a result of the termination of the Dolphin contract, (iii) the increase in salaries by $116,700 in Hugo UK. There were also savings on overhead of $44,800 for reduced office supply purchases, $32,800 on bank and finance charges, $13,000 on marketing and $13,500 on premises in Hugo UK and a reduction in the parent company costs of professional fees of $56,800. Goodwill amortization for 2001 was approximately $126,000. Commencing January 2002, goodwill will no longer be amortized. Impairment reviews may result in future period write-downs.

INTEREST EXPENSE

        Interest expense for the year ended December 31, 2001 was $89,156, as compared to $125,013 for the comparable period in 2000. This reflects the reduced borrowings throughout the year, including the termination of the Five Arrows Discount Agreement in November 2000.

LOSS BEFORE INCOME TAXES

        The preceding factors combined to show an increase in the loss before tax of $2,282,424 for the year ended December 31, 2001, as compared to a loss of $950,987 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficit of $2,023,662 at December 31, 2001 which represented an increase of $1,123,001 from the working capital deficit of $900,661 at December 31, 2000. The increase in the deficit is mainly due to the reduction in net accounts receivable of $552,498 reflecting reduced sales and the increase in allowance for doubtful accounts and increases in current liabilities of $743,210 which includes liabilities subject to compromise under the United Kingdom bankruptcy laws, offset by the increase in cash of $212,705.

        Our investing activities used cash of $32,296 and $34,106 for the years ended December 31, 2001 and 2000, respectively, principally for the acquisition of property and equipment.

        Our financing activities provided cash of $339,813 for the year ended December 31, 2001. The principal source of cash was the issuance of Series A Convertible Preferred Stock of $450,000 and an additional capital contribution by shareholders of $200,000. We decreased our bank overdraft during the year ended December 31, 2001 by $280,812 to $0. Our financing activities provided cash of $909,823 for the year ended December 31, 2000.

        As described in Note 2, "Going Concern" to the accompanying consolidated financial statements, there is substantial doubt as to our ability to continue as a going concern. We have incurred a net loss for the year ended December 31, 2001 of approximately $2,352,000, we have negative working capital of approximately $2,024,000 as of December 31, 2001, and our liabilities exceed our assets by approximately $1,575,000 at December 31, 2001.

        These conditions would raise substantial doubt about our ability to continue as a going concern. Present management has set the following objectives for fiscal 2002/2003 to enable us to continue as going concern:

        - Continue to maximize our sales revenues in all areas of our sales strategy. We believe that our long term investments in ongoing revenue and partnership with BT, our co-operative partnership with Motorola in the export markets, our continuing good relationship with BP/Amoco and our development of the vehicle tracking system in the Solution Provision area will enable us to meet our objectives. The purchase of Hugo Ireland, Ltd. will continue to provide additional revenue. We will seek to maintain gross margins at the current levels in these productive markets. If successful, we would be able to achieve cost reductions from our suppliers and we will continue to monitor our purchasing policies.

        - Continue to reduce areas of overhead expense. During 2000, we incurred exceptional costs as a result of filing the SB-2 Registration Statement with the Securities and Exchange Commission and associated costs of the creation of the parent company of approximately $400,000. During 2001 we incurred significant expenses with regard to the termination of the Dolphin contract of around $900,000 and the costs of the Administration of Hugo International Limited were around $23,000. We do not anticipate a repeat of this expense in 2002 although there will be ongoing costs associated with the Administration. It is the intention of the Directors of Hugo International Limited to successfully petition for the removal of the order of administration. The timing and implications for the company are not yet known.

        We are considering raising additional funds through private offerings of our shares. This would enable us to further reduce our long-term debt position and assist the current cash flows. Accounts receivable is also targeted as an area to produce a positive cash flow by undertaking more efficient collection efforts. The appointment of a credit manager in January 2002 is already having a noticeable improvement in reducing the aging of our accounts receivable.

        At this time the present management cannot assess the likelihood of our ability to achieve these objectives.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITIONS

        Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report, including the reports we incorporate by reference, you should consider the following factors before investing in our securities.

WE EXPECT NET LOSSES TO OCCUR THROUGH AT LEAST 2002

        We incurred net losses in 2001 of $2,351,870 and we expect to continue experiencing losses through at least the end of the year 2002. Because we expect to continue to incur significant product development, sales and marketing, and administrative expenses, we will need to generate significant revenues to become profitable and sustain profitability on a quarterly or annual basis. We may not achieve or sustain our revenue or profit goals. To the extent that increases in operating expenses are not matched by increased revenue, our business, operating results and financial condition will be harmed.

WE WILL LIKELY NEED ADDITIONAL FINANCING IN ORDER TO FULLY IMPLEMENT OUR BUSINESS PLAN

        To date, we have had insufficient revenues to satisfy our ongoing expenses of operation and we have been funded, in part, by loans from David W. Foden our controlling stockholder. Due to our history of losses, we cannot assure you that we will ever be profitable. If we do not become profitable or obtain additional financing, we will be unable to continue our current level of operations and fully implement our growth objectives outlined in our business plan. As a result, we cannot assure you we will have adequate capital to implement future expansion and enhancement of our communications systems, to maintain our current level of operation or to pursue strategic acquisitions. Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our development, expansion and acquisition plans, which could have an negative effect on us and on the value of our common stock. See "Management's Discussion and Analysis or Plan of Operations" for a more detailed discussion of our losses, sources of funds for operations and other financial information and "Description of Business" for a more detailed discussion of our growth objectives.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING

        We currently have no legally binding commitments or understandings with any third parties to obtain any additional financing. We cannot assure you that we will be able to obtain any additional financing in the amounts or at the times we may require the financing, or if we do obtain any financing that it would be on acceptable terms. Moreover, our access to additional funds may be limited by:

        - market conditions affecting the business communications industry; and

        - specific factors affecting our attractiveness as a borrower or an investment vehicle including:

                - the potential commercial opportunities and risks associated with implementation of our business plan;

                -       the market's perception of our performance and assets;
                        and

                - the actual amount of cash we need to pursue our business strategy.

BECAUSE OUR COMMON STOCK PRICE, LIKE THAT OF MANY TECHNOLOGY COMPANIES, IS LIKELY TO BE HIGHLY VOLATILE THE MARKET PRICE OF OUR COMMON STOCK MAY BE LOWER THAN YOU EXPECTED

        The market price of our common stock is likely to be highly volatile, because the stock market in general, and the market for technology companies in particular, have experienced significant volume and price fluctuations. You may not be able to resell your shares following periods of volatility because of the market's negative reaction to that volatility. The trading prices of many technology companies' stocks have reached historical highs within the last year and have reflected relative valuations substantially above historical levels. However, during the same period, these companies' stocks have also been highly volatile and several companies' stocks have recorded lows well below their historical highs. These factors may significantly and negatively affect the price of our common stock, regardless of our operating performance.

BECAUSE OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WE MAY NOT MEET EXPECTATIONS OF INVESTORS AND ANALYSTS AND OUR STOCK PRICE, IF A MARKET IS ESTABLISHED, MAY DECLINE

        If our operating results do not meet expectations of investors and analysts in a particular quarter, the price of our common stock could decline. The rapidly evolving business communications market makes it difficult to predict our operating results. Our operating results depend on a variety of factors, including the following:

        - continued growth in the use and quality of wireless communications products;

        -       the rate at which we are able to acquire new customers;

        -       introduction of new vehicle and asset tracking solutions;

        - changes in our revenue arrangements with wireless network operators;

        -       timing of introduction of new products and services;

        - changes in pricing policies and product offerings by us or our competitors;

        - costs associated with advertising, marketing and promotional efforts to acquire customers; and

        - capital expenditures and other costs and expenses related to improving our business, expanding our operations and adapting to new technologies and changes in customer preferences.

        In addition, our operating expenses are based on our expectations of the future demand for our products and services. Moreover, we frequently will incur expenses in connection with integration and offering of products and services, which are likely to be incurred well in advance of related revenues. We may be unable to adjust spending quickly enough to offset any unexpected demand shortfall or delay in offering our products and services. As a result, our operating results are likely to fluctuate from period to period.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE US

        Because we have recently shifted our focus significantly in order to take advantage of advances in wireless communications technology, we should be viewed as an early stage enterprise notwithstanding the fact that we have been engaged in business operations for approximately nine years. We expect to spend significant resources on expanding our products and services and promoting our brand name for the foreseeable future. We face a number of risks encountered by early stage companies in the wireless data and equipment communications industry, including:

        - the uncertainty of market acceptance of our new products and services;

        - our substantial dependence on products with only limited market acceptance to date;

        - our need to introduce reliable and robust products that meet the demanding needs of mobile individuals, wireless network operators, Internet media networks, corporate enterprises and wireless handset manufacturers;

        - our need to expand our product development, marketing, sales, consulting and support organizations, as well as our distribution channels; and

        -       our ability to anticipate and respond to market competition.

BECAUSE WE OPERATE IN A NEW AND RAPIDLY DEVELOPING MARKET, OUR FUTURE PROFITABILITY IS UNCERTAIN

        Although we were founded in 1992, increased growth in digital wireless capabilities has occurred fairly recently and, as a result, the focus of our business has changed significantly. Due to changes in technology and the emergence of digital communications networks, our business has expanded from providing radio communications systems to providing complete mobile and wireless data communications solutions. As a result, we face a number of risks encountered by companies in the rapidly evolving wireless data communications market and when making your investment decision, you should consider the risks, expenses and difficulties that we may encounter or incur in a new and rapidly evolving market. Our business strategy may not be successful, and we may not successfully address these risks.

WE MAY BE UNABLE TO ANTICIPATE AND ADAPT IN A TIMELY MANNER TO TECHNOLOGICAL CHANGES

        Our future success depends, in part, on our ability to anticipate and adapt in a timely manner to technological changes. New products and technologies will emerge and existing products and technologies will further develop. We cannot predict the effect of these technological changes on our business. While changes in technology can create new demand for products and services that we may provide, these new products and technologies may reduce the demand in the future for products and services that we currently offer. Alternately, such changes in technology may be made available to us for sale or distribution. As a result, our most significant competitors in the future may be new entrants to our markets with access to new technology and products, who would not be burdened by a technical personnel base familiar with older technology and equipment. Although we are constantly training our personnel on the latest technologies and equipment, it may be cost prohibitive for us to retrain personnel on an entirely new hardware/software platform.

AN INCREASE IN MARKET COMPETITION COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

        Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. This increase in competition could lead to price reductions, decreased sales-volume, under-utilization of employees, reduced operating margins and loss of market share. There can be no assurance that we will be able to successfully compete for customers in our targeted markets.

        Our failure to maintain and enhance our competitive position could seriously harm our business and operating results. We encounter current or potential competition from a number of sources, including:

        -       Equipment manufacturers

        -       Equipment distributors

        -       Network integrators

WE FACE COMPETITION FROM ESTABLISHED COMPETITORS

        Many of our competitors have significantly greater financial, technical and marketing resources, and/or greater name recognition. As a result, some of our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Some of our competitors have longer operating histories and greater overall resources than we do. Many of these companies have more extensive customer bases and broader customer relationships that they could leverage, including relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional services organizations than we do.

BECAUSE WE HAVE NON-EXCLUSIVE AGREEMENTS WITH BT CELLNET, MOTOROLA, AND KENWOOD WHICH SUPPLY US WITH TECHNOLOGY AND EQUIPMENT, OUR COMPETITORS MAY BE ABLE TO OBTAIN ARRANGEMENTS SIMILAR TO OURS

        Our existing agreements with the companies that supply a significant portion of our equipment and technology are non-exclusive. All of these suppliers have established relationships with our competitors. If our competitors were able to obtain similar or more competitive arrangements with our suppliers, our business and growth prospects would suffer.

BT CELLNET, MOTOROLA AND KENWOOD MAY BECOME OUR COMPETITORS

        The companies that supply our equipment and technology could become our competitors by offering the same or similar equipment and services directly to our targeted markets. These companies are substantially larger, more established than Hugo and have access to greater financial, technical, and marketing resources. If these companies began competing directly with us, our business and growth prospects would suffer.

OUR ABILITY TO COMPETE BASED ON THE PRICE OF OUR PRODUCTS AND SERVICE OFFERINGS WILL BE LIMITED

        Factors affecting our ability to provide competitive pricing in our targeted markets include the following:

        - Some of our competitors are financially stronger than we are, which allows them to price their service packages at levels below those that we can or are willing to match.

        - Our equipment may be more expensive than some competitors, which may negatively affect our growth and operating results.

WE MAY FACE CONTINUING PRESSURE TO REDUCE PRICES, WHICH COULD NEGATIVELY AFFECT OPERATING RESULTS AND THE VALUE OF YOUR INVESTMENT.

        Our technology and equipment are sourced from leading suppliers in each segment of our targeted markets so that we can have the best of breed products in each market. The competitiveness of the pricing of these products is therefore dependent on the choice of the product supplier.

        Over the past several years, as the number of wireless communications service and product providers in our market areas has increased, our competitors' prices in these markets have generally decreased. We may encounter further market pressures to:

-   reduce our digital mobile communications products offering prices;

- respond to particular short term, market specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their service in a particular market; or

- reduce prices if BT Cellnet generally continue to reduce the prices charged to their customers.

WE CANNOT PREDICT WHETHER DEMAND FOR OUR PRODUCTS AND SERVICES WILL CONTINUE TO DEVELOP, PARTICULARLY AT THE VOLUME OR PRICES THAT WE NEED TO BECOME CASH FLOW POSITIVE.

        Although wireless and mobile device usage is growing rapidly, we cannot be certain that this growth will continue in its present form, or at all. We believe our success ultimately will depend upon, among other things, our ability to:

        - increase awareness of Hugo's brand and the availability of our products and services;

        - continue to attract and develop relationships with wireless data communications; technology and equipment providers; and

        -       continue to attract and retain customers.

IF WIRELESS AND MOBILE DEVICES MARKETED BY US ARE NOT WIDELY ACCEPTED BY BUSINESSES TO ADDRESS THEIR COMMUNICATIONS NEEDS, OUR BUSINESS WILL BE ADVERSELY AFFECTED

        Our future success depends, in part, on the acceptance of the wireless and mobile devices we market by businesses to address their communications needs. We cannot assure you that wireless and mobile users will accept the use of handheld devices to receive data and services essential to their business operations. Most businesses currently use computers to access the Internet and remotely retrieve real-time information and e-mail. Computers are generally designed for the visual presentation of data, while, historically, wireless devices have been limited to messaging by letters, numbers and a limited number of symbols.

IF WE ARE UNABLE TO MAINTAIN, IMPROVE AND DEVELOP OUR PRODUCTS AND SERVICES, WE MAY NOT ACHIEVE PROFITABILITY

        In order to become profitable, we need to maintain and improve our current products and services and to develop or license new ones on a timely basis. If we cannot effectively maintain, improve and develop products and services we may not be able to recover our fixed costs or otherwise become profitable. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes, evolving industry standards or customer needs and trends on a timely basis. Because of the complexities inherent in our offerings, major new wireless data services, applications, business communications systems and service enhancements may require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products, services and service enhancements. These new products, services and service enhancements may not achieve market acceptance or our competitors may develop alternative technologies that gain broader market acceptance than our products and services.

IF OUR NEW WIRELESS COMMUNICATIONS TECHNOLOGY DOES NOT PERFORM IN A MANNER THAT MEETS CUSTOMER EXPECTATIONS, WE WILL BE UNABLE TO ATTRACT AND RETAIN CUSTOMERS

        Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of transmissions on our communications systems. If we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise, or if these issues limit our ability to expand the coverage or capacity as currently planned, or if these issues were to place us at a competitive disadvantage to other wireless communications equipment and service providers in our markets, we may have difficulty attracting and retaining customers.

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR PRODUCTS AND SERVICES MAY BECOME OBSOLETE AND WE MAY LOSE SALES

        We may not be successful in developing and marketing, on a timely and cost-effective basis, new products and services that respond to technological changes, evolving industry standards or changing customer and supplier requirements. The market for business communications is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our products and services must also be compatible with a variety of communications networks Our ability to grow and achieve profitability will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

        - effectively use and integrate new wireless and data technologies;

        -       continue to develop our technical expertise;

        - enhance our wireless data, engineering and system design services;

        -       develop applications to suit business customer needs; and

        - influence and respond to emerging industry standards and other changes.

BECAUSE THE ADOPTION CYCLE FOR OUR PRODUCTS AND SERVICES BY OUR CUSTOMERS WHO BUY OUR PRODUCTS AND SERVICES MAY BE LONG, OUR STOCK PRICE COULD DECLINE IF REVENUES ARE DELAYED

        We cannot predict the rate of adoption by government agencies and business customers of our products and services or the price they may be willing to pay for our products and services in the future. This may cause a delay in revenue realization and negatively affect our operating performance. Also, fluctuations in our operating performance are exacerbated by the length of time between our first contact with a potential customer and the first revenue from sales of products and/or services to such customer. If our operating performance does not meet investor expectations as a result of these delays, our stock price and the value of your investment may decline.

WE DEPEND ON INCREASED BUSINESS FROM OUR CURRENT CUSTOMERS

        If we fail to generate repeat and expanded business from our current customers, our business and operating results would be seriously harmed. Many of our customers initially make a limited purchase of our products and services for pilot programs. These customers may not choose to purchase additional products or services from us. Because the total amount of maintenance and support fees we receive in any period, which constitutes a substantial portion of our revenues, depends in large part on the products we previously sold, any downturn in our sale of products would negatively impact our future service revenues. In addition, if customers elect not to renew their maintenance agreements, our service revenues could be significantly negatively affected.

CONCERNS ABOUT HEALTH RISKS RELATING TO THE USE OF WIRELESS COMMUNICATIONS DEVICES MAY AFFECT OUR PROSPECTS AND THE VALUE OF YOUR INVESTMENTS

        Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Studies performed by wireless telephone equipment manufacturers have investigated these allegations, and additional studies are ongoing. The actual or perceived risk of wireless communications devices could negatively affect us through a reduced customer growth rate, a reduction in customers, reduced network usage per customer or through reduced financing available to the mobile communications industry.

WE DEPEND UPON THIRD-PARTY DISTRIBUTION RELATIONSHIPS

        We have a limited number of distributorship agreements and we may not be able to increase our number of distribution relationships in the future or maintain existing relationships or obtain rights to new product offerings. Currently, our distributorship agreements authorize us to act as a distributor of communications products and technology for various vendors, including:

-   BT Cellnet

-   Motorola

-   Kenwood

        Our current agreements with these suppliers do not prevent them from doing business with others, and we cannot guarantee that we will continue to receive the volume of products that we need at all times. Periodically, these distribution agreements expire and must be renegotiated in order to continue distributing each vendor's products at competitive prices. Certain of our distribution agreements are merely oral contracts that may be terminated by either party at will. This is also true of certain of our written contracts. As a result, we cannot be certain that any vendor with whom we do business will elect to continue their relationship with us in the future on substantially the same terms and conditions. We believe that an interruption, or substantial changes in our distribution relationships, particularly with BT Cellnet could have a significant negative effect on our business, operating results and/or financial condition.

BECAUSE WE DEPEND UPON WIRELESS NETWORKS FOR ACCESS TO SUFFICIENT CAPACITY AND LEVEL OF SERVICE QUALITY, WE MAY BE UNABLE TO DELIVER OUR PRODUCTS AND SERVICES TO OUR USER BASE AND REVENUE COULD DECREASE

        Our ability to grow and achieve profitability depends in part on our ability to access sufficient capacity on the networks of wireless carriers such as BT Cellnet and on the reliability and security of their systems. The airtime purchased by our customers is provided by transmission services of these third parties. We depend on these companies to provide uninterrupted and quality service and would not be able to service our mobile phone users' needs if our wireless network operators fail to provide the required capacity or level of service.

DEPENDENCE UPON CURRENT KEY PERSONNEL FOR OUR SUCCESS

        If any officers or the following key personnel cease employment with us before we find qualified replacements, it might have a significant negative impact on our operations and overall business. Our success is dependent upon the personal efforts and abilities of our executive officers, including David W. Foden, Chairman and Chief Executive Officer and Michael Christmas, Chief Financial Officer. Currently, we maintain key man life insurance solely on David
W. Foden.

IF WE LOSE KEY MANAGEMENT OR OTHER PERSONNEL, WE MAY EXPERIENCE DELAYS IN OUR PRODUCT DEVELOPMENT AND OUR GROWTH PROSPECTS

        Our growth and success also depends on our ability to attract, hire and retain additional highly qualified management, technical, marketing and sales personnel. These individuals are in high demand and we may not be able to attract the staff we need. The hiring process is intensely competitive, time consuming and may divert the attention of our management from our operations. Competitors and others have in the past, and may in the future, attempt to recruit our employees. If we lose the services of any of our senior management or key technical personnel, or if we fail to continue to attract qualified personnel, our business could suffer.

WE MAY BE UNABLE TO HIRE THE NECESSARY PERSONNEL TO EXPAND OUR MARKETING AND SALES OPERATIONS.

        We need to expand our marketing and direct sales operations in order to increase market awareness of our product and service offerings and generate increased revenue. We cannot be certain that we will be able to expand our marketing staff and sales force or that the cost of establishing such a marketing staff or sales force will not exceed our revenues. Competition for qualified sales personnel is intense and we may not be able to hire enough qualified individuals in the future. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. In addition, we will require personnel with experience marketing products on a broad basis to a large number of potential customers, an area in which we currently have limited experience. New hires require extensive training and typically take at least six months to achieve full productivity.

BECAUSE OUR BUSINESS HAS GROWN RAPIDLY, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH

        Our growth has placed, and any further growth is likely to continue to place, considerable strain on our management team and other personnel, our internal accounting and management information systems and the third-party systems on which we depend. If we fail to manage our growth effectively our business will be negatively affected. Our growth plans are likely to continue to place a significant strain on our personnel, and we believe that our current accounting and management information systems are inadequate to handle our anticipated growth. We are actively attempting to hire new employees to help us manage our growth, and we are evaluating supplementing or replacing our accounting and other systems to enable us to manage our expansion. Our failure to hire additional personnel or to improve our systems increases the risk that we will not be able to achieve our growth objectives or, if achieved, we will not be able to manage our operations effectively.

IF WE ACQUIRE OR INVEST IN ANOTHER COMPANY, THIS MAY DISRUPT OUR BUSINESS OR DISTRACT OUR MANAGEMENT

        We have limited experience in acquiring businesses, technologies, services or products. From time to time, we engage in discussions and negotiations with companies regarding our acquiring or investing in these companies' businesses, products, services or technologies. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, products, services, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and negatively affect our results of operations. Also, we may have to take on additional debt or issue stock to pay for any future acquisitions. If we issue stock, it may dilute the stockholdings of our existing stockholders. As of December 31, 2001, we had no agreement to enter into any significant investment or acquisition transaction.

WE ARE CONTROLLED BY OUR DIRECTORS AND OFFICERS

        As of April 15, 2002, our current directors and officers beneficially own approximately 53.4% of our outstanding common stock. As a result, our current directors and officers will continue to exercise control over the affairs of Hugo, including the ability to elect directors and determine the outcome of votes by our stockholders on all corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.

SINCE WE OPERATE IN A REGULATED INDUSTRY, WE MAY BE NEGATIVELY AFFECTED BY GOVERNMENTAL REGULATION

        There are an increasing number of laws and regulations pertaining to wireless telephony and the Internet under consideration in the United Kingdom and elsewhere. Our wireless technology and equipment suppliers are subject to regulation by governmental agencies and regulations that affect them and as a result Hugo, could increase our costs or reduce our ability to continue distributing our suppliers' products and services.

BECAUSE WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ,WE MAY INCUR SUBSTANTIAL COSTS TO DEFEND OR PROTECT OUR BUSINESS AND INTELLECTUAL PROPERTY

        If we fail to protect our intellectual property, we may be exposed to expensive litigation or risk jeopardizing our competitive position. The steps we have taken may be inadequate to protect our technology and other intellectual property. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and the diversion of our management and technical resources, which could harm our business.

BECAUSE WE MAY NOT BE ABLE TO AVOID CLAIMS THAT WE INFRINGED THE PROPRIETARY RIGHTS OF OTHERS, WE MAY INCUR SUBSTANTIAL COSTS TO DEFEND OR PROTECT OUR BUSINESS AND INTELLECTUAL PROPERTY

        Although we have taken steps to avoid infringement claims from others, these measures may not be adequate to prevent others from claiming that we violated their patents, other trademarks or other proprietary rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim could secure a judgment that requires us to pay substantial damages.

BECAUSE WE INTEND TO EXPAND INTERNATIONALLY, WE WILL BE SUBJECT TO RISKS OF CONDUCTING BUSINESS IN FOREIGN COUNTRIES

        If, as we anticipate, we expand our operations outside of the United Kingdom, we will be subject to the risks of conducting business in foreign countries, including:

- our inability to adapt our products and services to local cultural traits, customs and mobile user preferences,

-   our inability to locate qualified local employees, partners and suppliers,

- the potential burdens of complying with a variety of foreign laws, trade standards and regulatory requirements, including the regulation of wireless communications and products and the uncertainty regarding liability for information retrieved and replicated in foreign countries;

- geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships;

- political, economic and social conditions in the foreign countries where we conduct operations;

-   currency risks and exchange controls;

-   potential inflation in the applicable foreign economies;

-   the impact of import duties on the cost or prices of equipment;

- foreign taxation of earnings and payments received by us from our subsidiaries and affiliates; and

- regulatory changes affecting the telecommunications industry and wireless communications.

        We cannot be certain that the risks associated with our anticipated foreign operations will not negatively affect our operating results or prospects, particularly as these operations expand in scope, scale and significance.

ITEM 7. FINANCIAL STATEMENTS

        The consolidated financial statements of Hugo International Telecom, Inc. and its subsidiaries including the notes thereto, together with the reports thereon of Mahoney Cohen & Co., CPA and Pender Newkirk & Company, CPAs is presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        (a) On October 3, 2001, we selected the firm of Mahoney Cohen & Company, CPA, P.C. ("MCC") as our new independent auditor. We simultaneously dismissed Pender Newkirk & Company, CPAs ("Pender") as its independent auditor. Our Board of Directors approved these actions.

         Pender's report on our financial statements for the fiscal years ended December 31, 2000 and December 31, 1999, did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that Pender's report on our financial statements for the fiscal years ended December 31, 2000 and December 31, 1999 contain a modification as to the uncertainty of our ability to continue as a going concern.

        During the fiscal years ended December 31, 1999 and December 31, 2000 and through the date of termination of the engagement, there were no disagreements with Pender on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to our financial statements that, if not resolved to Pender's satisfaction, would have caused Pender to make reference to the subject matter of the disagreement in connection with Pender's report.

        During the fiscal years ended December 31, 1999 and December 31, 2000, and through the date of termination of the engagement, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission (the "Commission").

        Pender furnish it with a letter addressed to the Commission stating that it agrees with the above statements. Such letter was filed as an exhibit to an amendment to the report on Form 8-K as filed on October 17, 2001.

        The Company has not consulted with MCC regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements during the two most recent fiscal years through the present.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name of Individual                 Age   Position with News Communications and Subsidiaries
------------------                 ---   --------------------------------------------------
David W. Foden                     48    Chairman of the Board, President and Director of the company
Michael Christmas                  46    Director, Secretary and Treasurer of the company
Ian Bowles                         55    Director of the Company
Raj Sangha                         33    International Sales Manager of Hugo International Limited.
Andrew Wood                        34    General Manager of Hugo International Limited
Andrew Pearce                      31    Sales Manager of Hugo International Limited

----------------

        DAVID W. FODEN has been a director and Chairman of the Board and President of Hugo since its formation in February 2000. Mr. Foden also has been a managing director of Hugo since 1992.

        MICHAEL CHRISTMAS has been a director, Secretary, Treasurer and Financial Controller of Hugo since its formation in February 2000. Mr. Christmas also has been a director, company secretary and the finance director of Hugo International Ltd. since February 2000. He also has been the financial controller of Hugo International Ltd. since September 1999. Mr. Christmas was the financial controller of Thatch International Ltd., a private United Kingdom company, from September 1997 until September 1999 and the financial controller of United Barcode Industries Ltd., a private United Kingdom company and a subsidiary of United Barcode Industries Ab, a public company organized under the laws of Sweden, from September 1994 until September 1997.

        IAIN BOWLES has been a director of Hugo since its formation in February 2000. Mr. Bowles also has been a non-executive director of Hugo International Ltd. since February 2000. Mr. Bowles also is a managing director of Beechfirst Ltd. and Standard Platform Ltd, private United Kingdom companies. Mr. Bowles also has served as a consultant to Beechfirst Ltd. since January 1997.

        RAJ SANGHA has been with Hugo International since December 1996 and is the international Sales Manager. He graduated from the University of East London in 1990 with a BSc in Applied Economics and majored in International and Financial Economics. Mr. Sangha was previously employed at the Department of Education and Employment from 1992 to 1996 within Finance and Adjudication, before moving to Hugo International Limited in 1996. Mr. Sangha has been instrumental in growing and developing International business within Hugo International Limited.

        ANDREW WOOD has been with Hugo International since January 2001 and appointed General Manager in October 2001. After completing studies in Marine Electronic Engineering at Glasgow

College of Nautical Studies in 1982, Mr. Wood worked for Motorola Limited until 1996 in a variety of Technical positions. In 1994 he moved to Germany with Motorola Limited to manage their Central and Eastern European Technical and Training Support. In 1996 Mr. Wood joined Zetron Inc. as Distribution Manager with all sales in Europe, Middle East and Africa.

        ANDREW PEARCE has been with Hugo International since July 2001 as Sales Manager. Mr. Pearce worked for Securicor Limited from January 1992 - January 2000 in a variety of Sales roles finishing as Major Account Manager working with blue chip clients. From February 2000 to July 2001 he worked for BRP Limited, firstly as Major Account Manager and latterly as Sales and Marketing manager.

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

        During fiscal 2001, the following individuals were late with their filings: David Foden has not reported on Form 4 the 9,585 shares that he acquired on July 1, 2001 in exchange for his shares in Hugo Ireland. Michael Christmas failed to report on Form 4 the acquisition of 1,000 shares of our Common Stock on February 27, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

        The following table details information for Hugo, Hugo International Limited and Hugo Ireland for each of the fiscal years ended December 31, 2001, 2000 and 1999 concerning compensation of:

        all individuals serving as the company's chief executive officer during the fiscal years ended December 31, 2001, 2000 and 1999; and

        each other executive officer or key employee of the company whose total annual salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2001, 2000 and 1999:

                                                                                                     Other Annual
                                                             Annual Compensation                     Compensation
                                               ------------------------------------------------- ---------------------
                                                                    Salary            Bonus
Name and Principal Position                         Year              ($)              ($)               ($)
---------------------------------------------- --------------- ------------------ -------------- ---------------------
David W. Foden, Chairman of the Board and           2001          $183,335(1)         $     0        $       0
    President of the company and Hugo               2000          $151,000(2)         $     0        $       0
    International Ltd.                              1999          $ 74,228(3)         $     0        $       0

(1) $114,000 of Mr. Foden's salary was paid to RCI as management fees, a company that Mr. Foden controls.

(2) $113,000 of Mr. Foden's salary was paid to RCI as management fees, a company that Mr. Foden controls.

(3) $68,000 of Mr. Foden's salary was paid to RCI as management fees, a company that Mr. Foden controls.

        STOCK OPTION GRANTS IN LAST FISCAL YEAR. There were no grants of stock options during the fiscal year ended December 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

        The following table details certain information regarding ownership of our common stock, as of April 15, 2002, by each person known by us to own beneficially more than 5% of the outstanding common stock, by each person who is a director of the company, by each person listed in the Summary Compensation Table above and by all directors and officers of the company as a group.

        The information contained in the table was provided by the persons listed. The calculations of the percent of shares beneficially owned are based on 20,557,306 shares of common stock outstanding on April 15, 2002.

                                                                Number of Shares
         Name and Address                                      Beneficially Owned                 Percentage
         ----------------                                      ------------------                 ----------
David Foden                                                         10,956,000                       53.29
Hugo International Ltd.
6 Waterside Drive
Langley Slough, Berkshire SL3 6EZ
United Kingdom

                                                                Number of Shares
         Name and Address                                      Beneficially Owned                 Percentage
         ----------------                                      ------------------                 ----------
Michael Christmas                                                       11,000                            *
61 Franklin Avenue
Tadley Hants, United Kingdom
RG26 4EZ

Iain Bowles                                                             10,000                            *
34 Barrow Green Road
Oxted Surrey United Kingdom
RH8 ONL

George Sukornyk                                                      1,215,030                        5.91%
2 Chedington Place Suite 4A
Toronto, Ontario, Canada
M4N 3R5

Gillian Foden                                                        1,310,000                        6.37%
Hugo International Ltd.
6 Waterside Drive
Langley Slough, Berkshire SL3 6EZ
United Kingdom

All Directors and Executive Officers as a Group (3                  10,977,000                       53.40%
persons)

-----------------------------

        *       Less than one percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The transactions described below are on terms as favorable to Hugo as those that could have been obtained from independent third parties and arms-length negotiations.

        In 2000, we paid $113,000 in management fees to RCI Management.

        In 2000, we issued 284,000 shares of common stock in partial satisfaction of outstanding advances payable of $456,786 due to David W. Foden. The remaining balance of $274,030 was converted into a note, payable upon demand, and bears interest at 11% annually. The balance due of $217,229 is included in liabilities subject to compromise. We anticipate repaying the note by the end of the fourth quarter 2002.

        In 2000, we paid $15,000 in consulting fees to Beechfirst Ltd. Iain Bowles, a member of our Board of Directors, serves as Managing Director and a consultant to Beechfirst Ltd.

        On July 1, 2001, we entered into a share exchange with Hugo International (Ireland) Ltd., a company in which David W. Foden held a minority interest. Pursuant to the exchange agreement we issued 31,950 restricted shares of our common stock for 1,000 shares of Hugo Ireland's capital stock, which constitutes all of Hugo International Ireland's issued and outstanding capital stock. Of the 31,950 shares of our restricted common stock issued in the share exchange, Mr. Foden received 9,585 shares. Upon consummation of the share exchange, Hugo Ireland became a wholly owned subsidiary of Hugo.

        In 2001, we had sales of $6,126 to Hugo International (Ireland) Ltd. from January 1, 2001 to June 30, 2001.

        In 2001, we paid $114,000 in management fees to RCI Management a company that Mr. Foden controls.

        In 2001, we had sales to Hugo Globecom Limited of $24,284. Hugo Globecom is a company that Mr. Foden controls.

        In 2001, we loaned $81,964 to Cerocom Limited. Cerecom Limited is a company that Mr. Foden controls.

        In 2001, we had sales of $370 and purchases of $5,388 to and from Cape Communications in Ireland. Cape Communications is a company owned by the wife of Mr. Gundry a Director of Hugo International (Ireland) Ltd.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits

                                                                                INCORPORATED BY
                                                                                REFERENCE FROM          EXHIBIT NO. IN
EXHIBIT NUMBER                          DESCRIPTION                              DOCUMENT (1)        REFERENCED DOCUMENT
---------------  -----------------------------------------------------------   -----------------    ---------------------
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


                                                                                INCORPORATED BY
                                                                                REFERENCE FROM          EXHIBIT NO. IN
EXHIBIT NUMBER                          DESCRIPTION                              DOCUMENT (1)        REFERENCED DOCUMENT
---------------  -----------------------------------------------------------   -----------------    ---------------------
      3.2        By-laws of Hugo International Telecom Inc.                            A                     3.2

      4.1        Form of Common Stock Certificate of Hugo International                A                     4.1
                 Telecom Inc.

      4.2        Form of Preferred Stock Certificate of Hugo                           A                     4.2
                 International Telecom Inc.

     10.1        Letter from Hugo International Limited to David Foden dated           A                     10.1
                 June 26, 2000 regarding loan from Mr. Foden in the
                 amount of Pound Sterling220,482

     10.2        Consulting Agreement between Hugo International Limited               A                     10.2
                 and RCI

     10.3        Purchase Order dated July 7, 1999 between Siemens                     A                     10.4
                 Communications Limited and Hugo International Limited

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

     10.6        Service Provider Agreement dated March 15, 1999 between               A                     10.7
                 Dolphin Telecommunications Limited and Hugo
                 International Limited

     10.7        Business Loan Agreement dated March 11, 1999 between                  A                     10.8
                 Lloyds Bank Plc and Hugo International Limited

     10.8        Lease of Cookham House dated January 26, 1999 between                 A                     10.9
                 Chaselands Limited and Hugo International Limited

     10.9        Service Provider Agreement dated July 29, 1998 between                A                     10.10
                 Dolphin Telecommunications

                                                                                INCORPORATED BY
                                                                                REFERENCE FROM          EXHIBIT NO. IN
EXHIBIT NUMBER                          DESCRIPTION                              DOCUMENT (1)        REFERENCED DOCUMENT
---------------  -----------------------------------------------------------   -----------------    ---------------------
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

     10.11       Reseller Agreement dated September 1, 1997 between                    A                    10.12
                 Motorola Limited and Hugo International Limited

     10.12       Motorola Customer Programming Software License Agreement              A                    10.13
                 dated as of November 1998, between Motorola, Inc. and
                 Hugo International

     10.13       Retainer Agreement dated as of March 16, 1999 between                 A                    10.14
                 Hugo International Limited and Mark Lawrence Temple

     10.14       Retainer Agreement dated as of March 16, 1999 between                 A                    10.15
                 Hugo International Limited and Andrew Robert Temple

     10.15       Order Appointing Administrators in the Matter of Hugo                 *
                 International Limited

     10.16       Report of Independent Person Pursuant to Rule 2.2 of the              **
                 Insolvency Rules in the Matter of Hugo International
                 Telecom Limited and the Matter of the Insolvency Act of
                 1986.

      21         Subsidiaries of the Company                                           A                      21

NOTES:

A       Registration Statement of the company on Form SB-2, No. 333-43642, as amended, filed with the SEC on August 9, 2001.

*       Filed herewith.
**      To be filed by amendment.

        (b) No reports were filed on Form 8-K during the last quarter of fiscal year 2001 except that on October 9, 2001 we filed a Form 8-K reporting that on October 3, 2001, we selected the firm of Mahoney Cohen & Company, CPA, P.C. as our new independent auditor. We simultaneously dismissed Pender Newkirk & Company, CPAs as our independent auditor. The Report on Form 8-K was subsequently amended on October 17, 2001.

        SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HUGO INTERNATIONAL TELECOM, INC.

                                          By  /s/  David W. Foden
                                          -------------------------------------
                                          David W. Foden,
                                          President and Chief Executive Officer

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

                Signature                                        Title                                 Date
                ---------                                        -----                                 ----
  /s/ David W. Foden                        Director, Chief Executive Officer and Chairman      April ___, 2002
----------------------------------          (Principal Executive Officer)
David W. Foden

  /s/ Michael Christmas                     Director, Treasurer and Secretary (Principal        April ___, 2002
----------------------------------          Financial and Accounting Officer)
Michael Christmas

  /s/ Iain Bowles                           Director                                            April ___, 2002
----------------------------------
Iain Bowles

                         HUGO INTERNATIONAL TELECOM INC.
                                AND SUBSIDIARIES


                                      Index

                                                                            Page
                                                                            ----
Report of Mahoney Cohen & Company, CPA, P.C.                                 F-1

Report of Pender Newkirk & Company, CPAs                                     F-2

Consolidated Balance Sheet as of December 31, 2001                           F-3

Consolidated Statements of Operations for the Years Ended
    December 31, 2001 and 2000                                               F-4

Consolidated Statements of Changes in Stockholders' Deficiency
    for the Years Ended December 31, 2001 and 2000                           F-5

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001 and 2000                                               F-6

Notes to Consolidated Financial Statements                                   F-8

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Hugo International Telecom Inc. and Subsidiaries
Berkshire, United Kingdom

            We have audited the accompanying consolidated balance sheet of Hugo International Telecom Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hugo International Telecom Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

            The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 2, at December 31, 2001, the Company has a working capital deficiency of approximately $2,024,000 and a stockholders' deficiency of approximately $1,575,000 and it has a net loss of approximately $2,352,000 for the year ended December 31, 2001, which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                                        /s/ Mahoney Cohen & Company, CPA, P.C.



New York, New York
March 15, 2002

                          Independent Auditors' Report


Board of Directors
Hugo International Telecom, Inc.
Berkshire, United Kingdom

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Hugo International Telecom, Inc. for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the management of Hugo International Telecom, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hugo International Telecom, Inc. for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred significant losses for the year ended December 31, 2000 and used significant cash for operations for the year ended December 31, 2000. These factors and others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
April 3, 2001

                         HUGO INTERNATIONAL TELECOM INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 2001

                                     ASSETS

Current assets:
    Cash                                                            $   271,347
    Accounts receivable, net of allowance for doubtful
      accounts of $444,081                                              757,590
    Inventory                                                           103,941
    Due from affiliates                                                 148,349
    Prepaid expenses and other current assets                            49,897
                                                                    -----------
                Total current assets                                  1,331,124
Property and equipment, net                                             163,745
Other assets:
    Goodwill, net                                                       280,357
    Other assets                                                         23,051
                                                                    -----------
                Total other assets                                      303,408
                                                                    -----------
                                                                    $ 1,798,277
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable                                                $   879,029
    Current maturities of capital lease obligations                      12,652
    Due to director                                                      26,550
    Accrued expenses                                                    269,844
    Deferred revenue                                                     43,545
    Liabilities subject to compromise                                 2,123,166
                                                                    -----------
                Total current liabilities                             3,354,786
Capital lease obligations                                                18,390
Commitments and contingencies
Stockholders' deficiency:
    Common stock, par value - $.0001:
        Authorized - 50,000,000 shares
        Issued and outstanding - 20,557,306 shares                        2,056
    Preferred stock, par value - $.0001:
        Authorized - 600,000 shares
        Issued and outstanding - 0 shares                                    --
    Series A Convertible preferred stock, par value - $.0001:
        Authorized - 400,000 shares
        Issued and outstanding - 90,000 shares
        Liquidation value of $450,000                                         9
    Additional paid-in capital                                        2,068,089
    Accumulated other comprehensive income                               66,634
    Accumulated deficit                                              (3,711,687)
                                                                    -----------
                Total stockholders' deficiency                       (1,574,899)
                                                                    -----------
                                                                    $ 1,798,277
                                                                    ===========

                             See accompanying notes.

                         HUGO INTERNATIONAL TELECOM INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2001 and 2000

                                                               2001               2000
                                                           ------------       ------------
Revenue                                                    $  4,242,099       $  5,516,242

Cost of revenue                                               2,787,781          3,593,454
                                                           ------------       ------------

Gross profit                                                  1,454,318          1,922,788

Selling, general and administrative expenses                  3,066,020          2,748,362
Write-off of goodwill                                           581,566                 --
                                                           ------------       ------------
                                                              3,647,586          2,748,362
                                                           ------------       ------------

Operating loss                                               (2,193,268)          (825,574)

Interest expense                                                 89,156            125,013
                                                           ------------       ------------

Loss before provision for (benefit from) income taxes        (2,282,424)          (950,587)

Provision for (benefit from) income taxes                        69,446            (44,618)
                                                           ------------       ------------

Net loss                                                   $ (2,351,870)      $   (905,969)
                                                           ============       ============


Basic and diluted net loss per share                       $       (.11)      $       (.05)
                                                           ============       ============

Weighted average number of common shares
    used in loss per share computation                       20,533,265         19,032,329
                                                           ============       ============

                             See accompanying notes.

                HUGO INTERNATIONAL TELECOM INC. AND SUBSIDIARIES
         Consolidated Statements of Changes in Stockholders' Deficiency
                 For the Years Ended December 31, 2001 and 2000


                                                                                             Additional
                                         Common                     Preferred                 Paid-In        Accumulated
                                         Shares          Amount       Shares     Amount       Capital          Deficit
                                         ------          ------       ------     ------       -------          -------
Balance, January 1, 2000                      100      $     150          --     $   --     $        --      $  (453,848)
Common stock issued to
    reduce related party debt             284,000        456,786          --         --              --               --
Acquisition of company                 15,000,000          1,500          --         --          (1,500)              --
Recapitalization of company              (284,100)      (456,936)         --         --         456,936               --
Common stock issued for cash
    and subscription agreements         5,500,000            550          --         --         751,950               --
Comprehensive loss:
    Foreign currency translation
       adjustment                              --             --          --         --              --               --
    Net loss for the year                      --             --          --         --              --         (905,969)
                                      -----------      ---------      ------     ------     -----------      -----------
        Total comprehensive loss               --             --          --         --              --         (905,969)
                                      -----------      ---------      ------     ------     -----------      -----------
Balance, December 31, 2000             20,500,000          2,050          --         --       1,207,386       (1,359,817)
Common stock issued in
    satisfaction of notes payable          25,356              3          --         --          19,015               --
Preferred stock issued for cash                --             --      90,000          9         449,991               --
Common stock issued for the
    acquisition of subsidiary              31,950              3          --         --         191,697               --
Capital contribution                           --             --          --         --         200,000               --
Collection of stock subscription
    receivable                                 --             --          --         --              --               --
Comprehensive loss:
    Foreign currency translation
       adjustment                              --             --          --         --              --               --
    Net loss for the year                      --             --          --         --              --       (2,351,870)
                                      -----------      ---------      ------     ------     -----------      -----------
        Total comprehensive loss               --             --          --         --              --       (2,351,870)
                                      -----------      ---------      ------     ------     -----------      -----------
Balance, December 31, 2001             20,557,306      $   2,056      90,000     $    9     $ 2,068,089      $(3,711,687)
                                      ===========      =========      ======     ======     ===========      ===========

                                       Accumulated
                                           Other          Stock          Total
                                      Comprehensive    Subscription    Stockholders'
                                          Income        Receivable      Deficiency
                                          ------        ----------      ----------
Balance, January 1, 2000                 $ 55,227        $    --        $  (398,471)
Common stock issued to
    reduce related party debt                  --             --            456,786
Acquisition of company                         --             --                 --
Recapitalization of company                    --             --                 --
Common stock issued for cash
    and subscription agreements                --         (1,541)           750,959
Comprehensive loss:
    Foreign currency translation
       adjustment                         (23,649)            --            (23,649)
    Net loss for the year                      --             --           (905,969)
                                         --------        -------        -----------
        Total comprehensive loss          (23,649)            --           (929,618)
                                         --------        -------        -----------
Balance, December 31, 2000                 31,578         (1,541)          (120,344)
Common stock issued in
    satisfaction of notes payable              --             --             19,018
Preferred stock issued for cash                --             --            450,000
Common stock issued for the
    acquisition of subsidiary                  --             --            191,700
Capital contribution                           --             --            200,000
Collection of stock subscription
    receivable                                 --          1,541              1,541
Comprehensive loss:
    Foreign currency translation
       adjustment                          35,056             --             35,056
    Net loss for the year                      --             --         (2,351,870)
                                         --------        -------        -----------
        Total comprehensive loss           35,056             --         (2,316,814)
                                         --------        -------        -----------
Balance, December 31, 2001               $ 66,634        $    --        $(1,574,899)
                                         ========        =======        ===========

                             See accompanying notes.

                         HUGO INTERNATIONAL TELECOM INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000

                                                                   2001              2000
                                                               ------------      ------------
Cash flows from operating activities:
    Net loss                                                   $ (2,351,870)     $   (905,969)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                               185,769           230,488
        Write-off of goodwill                                       581,566                --
        Loss on disposal of fixed assets                             46,326                --
        Change in assets and liabilities (net of effect of
          Hugo Ireland acquisition in 2001):
           Accounts receivable                                      621,831          (620,215)
           Income tax refund                                         71,631           (62,713)
           Inventory                                                 12,094            (5,497)
           Due from affiliates                                     (134,541)               --
           Prepaid expenses and other current assets                129,821           (83,019)
           Accounts payable                                         626,201           530,600
           Due to director                                           26,550                --
           Accrued expenses                                         104,035            49,761
           Deferred revenue                                         (10,148)            9,044
                                                               ------------      ------------
                Net cash used in operating activities               (90,735)         (857,520)
                                                               ------------      ------------
Cash flows from investing activities
    Acquisition of property and equipment                           (60,982)          (34,106)
    Cash acquired in Hugo Ireland acquisition                        21,158                --
    Proceeds from repayment of loans receivable                       7,528                --
                                                               ------------      ------------
                Net cash used in investing activities               (32,296)          (34,106)
                                                               ------------      ------------
Cash flows from financing activities:
    Increase (decrease) in bank overdraft                          (280,812)          162,235
    Payments of capital lease obligations                           (23,203)          (45,674)
    Net proceeds from (repayment of) stockholder advances           (56,801)          120,428
    Proceeds from long-term debt                                     49,088           303,936
    Payments of long-term debt                                           --          (382,061)
    Proceeds from issuance of common stock                               --           750,959
    Proceeds from issuance of preferred stock                       450,000                --
    Capital contribution                                            200,000                --
    Collection of stock subscription receivable                       1,541                --
                                                               ------------      ------------
Net cash provided by financing activities                           339,813           909,823
                                                               ------------      ------------
Effect of exchange rates on cash                                     (4,077)          (27,367)
                                                               ------------      ------------
Net increase (decrease) in cash                                     212,705            (9,170)
Cash, beginning of year                                              58,642            67,812
                                                               ------------      ------------
Cash, end of year                                              $    271,347      $     58,642
                                                               ============      ============

                             See accompanying notes.

                         HUGO INTERNATIONAL TELECOM INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
                 For the Years Ended December 31, 2001 and 2000


                Supplemental Disclosures of Cash Flow Information
                 and Non-Cash Investing and Financing Activities

                                                                   2001              2000
                                                               ------------      ------------
Cash paid during the year for:
    Interest                                                   $     88,943      $    122,282


During the year ended December 31, 2001, the Company issued 25,356 shares of common stock in satisfaction of notes payable in the amount of $19,018.

During the year ended December 31, 2001, the Company acquired Hugo International (Ireland) Ltd., a wholly-owned subsidiary, for common stock valued at $191,700.

During the year ended December 31, 2000, the Company issued 284,000 shares of common stock in payment of stockholder advances payable in the amount of $456,786.

During the year ended December 31, 2000, the Company entered into capital leases for equipment with a fair market value of $47,948.

During the year ended December 31, 2000, the Company converted stockholder advances of $274,030 into a note payable.

                             See accompanying notes.

                         HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements


Note 1 - The Company

      Hugo International Telecom Inc. was incorporated in the state of Delaware on February 17, 2000 and merged effectively in February 2000 with Hugo International Limited, a private company incorporated in Berkshire, England in 1992. On July 1, 2001, Hugo International Telecom Inc. acquired Hugo International (Ireland) Ltd. ("Hugo Ireland"), a private company formed under the laws of Ireland (see Note 3).

      Pursuant to this merger between Hugo International Telecom Inc. and Hugo International Limited, Hugo International Telecom Inc. issued 15,000,000 shares of its common stock for all of the common stock of Hugo International Limited. As a result of this acquisition, the stockholders of Hugo International Limited effectively acquired Hugo International Telecom Inc. and control thereof. Accordingly, this acquisition has been accounted for as a reverse acquisition for consolidated financial statement purposes, with the historical financial statements of Hugo International Limited being shown for all periods presented prior to the date of acquisition.

      The Company's principal line of business is the sale of mobile radio, data communication systems and air time to customers primarily located in Europe. The headquarters of the Company is located in Berkshire, United Kingdom.

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the following (which hereinafter are collectively referred to as the "Company"):
Hugo International Telecom Inc. and its wholly-owned subsidiaries, Hugo International Limited and Hugo International (Ireland) Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

      The consolidated financial statements for the year ended December 31, 2001 include the accounts of Hugo International (Ireland) Ltd. from July 1, 2001.

Note 2 - Going Concern

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2001, the Company has a working capital deficiency of approximately $2,024,000 and a stockholders' deficiency of approximately $1,575,000 and it has a net loss of approximately $2,352,000 for the year ended December 31, 2001, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon profitable operations and support from stockholders and investors. In that regard, management plans to increase sales revenue as well as expanding its business through acquisitions. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts

                         HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements


Note 2 - Going Concern (Continued)

or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. As more fully discussed in Note 4, on October 12, 2001, an order of administration was entered against Hugo International Limited, the Company's operating subsidiary, under United Kingdom bankruptcy laws.

Note 3 - Acquisitions

      On July 1, 2001, Hugo International Telecom Inc. entered into a share exchange with all of the stockholders of Hugo Ireland, a company formed under the laws of Ireland, pursuant to which Hugo International Telecom Inc. issued 31,950 restricted shares of its common stock, with a fair market value of $6.00 per share, in exchange for 1,000 shares of Hugo Ireland's capital stock, which constitutes all of Hugo Ireland's issued and outstanding capital stock. Upon the consummation of the share exchange, Hugo Ireland became a wholly-owned subsidiary of Hugo International Telecom Inc. The acquisition was consummated for the purpose of expanding its geographical presence.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

       Current assets                                                 $ 115,774
       Property and equipment                                            40,030
       Goodwill                                                         133,718
                                                                      ---------
          Total assets acquired                                         289,522
                                                                      ---------
       Current liabilities                                              (65,886)
       Long-term liabilities                                            (31,936)
                                                                      ---------
          Total liabilities assumed                                     (97,822)
                                                                      ---------
          Net assets acquired                                         $ 191,700
                                                                      =========

Note 4 - Summary of Significant Accounting Policies

      Bankruptcy

      As a result of the statutory demand by one of the Company's suppliers, on October 12, 2001, an order of administration was entered against Hugo International Limited, an operating subsidiary, under United Kingdom bankruptcy laws. The order provides Hugo International Limited protection from its creditors and appoints administrators to aid Hugo International Limited in its day-to-day operations. The effects of this on the Company's operations are uncertain; however, to date operations have proceeded normally and the Company anticipates that Hugo International Limited will be able to meet the requirements to successfully petition for removal of the order of administration.

                         HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements


Note 4 - Summary of Significant Accounting Policies (Continued)

      Bankruptcy (Continued)

      The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under Bankruptcy Code" ("SOP 90-7"), and have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the order of administration under the United Kingdom bankruptcy laws and circumstances relating to this event, including the Company's debt structure, default on all pre-petition debt, negative cash flows, its recurring losses and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of the United Kingdom bankruptcy laws, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

      Appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the debtor-in-possession financing facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

      Liabilities Subject to Compromise

      Unsecured liabilities as of the Petition Date (October 12, 2001) are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the United Kingdom Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Reorganization Cases have been segregated and classified as liabilities subject to compromise under reorganization proceedings on the consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against debtors are stayed while the debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the debtors with the United Kingdom Bankruptcy Court setting forth the assets and liabilities of the debtors as of the Petition Date as reflected in the debtors' accounting records. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable.

                        HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements

Note 4 -     Summary of Significant Accounting Policies (Continued)

             Liabilities Subject to Compromise (Continued)

             The principal categories of obligations classified as liabilities subject to compromise are identified below. The amounts below in total may vary significantly from the stated amount of proofs of claim that will be filed with the United Kingdom Bankruptcy Court and may be subject to future adjustment depending on United Kingdom Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

             Payroll and other taxes payable                                                       $      217,168
             7.25% secured note payable                                                                   137,618
             Trade accounts payable                                                                       700,571
             Principal stockholder debt                                                                   217,229
             Related party debt                                                                           805,583
             Other payable                                                                                 44,997
                                                                                                   --------------
                                                                                                   $    2,123,166
                                                                                                   ==============

             Inventory

             Inventory is stated at the lower of cost (first-in, first-out method) or market.

             Property and Equipment

             Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by accelerated methods over the assets' estimated lives ranging from three to seven years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

             Fair Value of Financial Instruments

             The estimated fair value of the Company's financial instruments as of December 31, 2001 and 2000 approximates the carrying amounts.

                        HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements


Note 4 -     Summary of Significant Accounting Policies (Continued)

             Concentration of Credit Risk

             The Company's product line is sold primarily to various corporations in Europe. The Company does not require collateral from its customers. The accounts receivable are spread among a number of customers and are geographically dispersed such that in management's opinion credit risk is minimized.

             Accounting for the Impairment of Long-Lived Assets

             Financial Accounting Standards Board Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable.

             Income Taxes

             Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

             Goodwill

             Goodwill acquired prior to July 1, 2001 is amortized using the straight-line method over ten years. All other intangibles are amortized using the straight-line method over the respective estimated useful lives. Goodwill amortization for the years ended December 31, 2001 and 2000 totalled $126,000 and $131,000, respectively, and accumulated amortization at December 31, 2001 amounted to approximately $214,000. Commencing January 1, 2002 as a result of adopting SFAS 142, goodwill will no longer be amortized, but will be reviewed for impairment (see Accounting for the Impairment of Long-Lived Assets). If SFAS 142 had been in effect for the twelve months ended December 31, 2001 and 2000 net loss would have decreased by $126,000 and $131,000, respectively. The per share impact would have been less than $.01 per share in 2001 and the net loss per share would have decreased by $.01 per share in 2000.

                        HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements

Note 4 -     Summary of Significant Accounting Policies (Continued)

             Goodwill (Continued)

             During 2001, goodwill and customer lists of approximately $586,000 related to a previously acquired company were written off because they were considered to have no continuing value.

             Translation of Foreign Currencies

             Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are included in the consolidated statements of operations, as are unrealized gains and losses arising from the translation of the foreign subsidiaries' intercompany liability accounts into U.S. dollars. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates.

             Advertising Expenses

             Advertising expenses are charged to operations in the period in which they are incurred. Advertising expenses for the years ended December 31, 2001 and 2000 were approximately $20,000 and $36,000, respectively.

             Revenue Recognition

             The Company recognizes revenue as follows:

             -  Product sales - upon shipment of products to customers
             -  Airtime contracts - as services are rendered
             -  Equipment rental - as services are rendered
             - Maintenance contracts - deferred and recognized ratably over the term of the maintenance agreement, which is typically three months

             Use of Estimates

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                        HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements

Note 4 -     Summary of Significant Accounting Policies (Continued)

             Earnings (Loss) Per Share

             The Company calculates net income per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants and convertible securities.

             New Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under these new standards, the FASB eliminated accounting for any mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets and established new impairment measurement procedures for goodwill. FAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company is currently assessing the impact of adopting FAS 142 in 2002.

             In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

             In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

Note 5 -     Major Suppliers

             Purchases from two suppliers for the year ended December 31, 2001 represented approximately 56% of non-affiliated purchases. For the year ended December 31, 2000, purchases from five suppliers represented approximately 63% of non-affiliated purchases.

                        HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements


Note 6 -     Property and Equipment

             At December 31, 2001, property and equipment consists of:

             Furniture and fixture                                                                   $    156,711
             Machinery and equipment                                                                       41,720
             Motor vehicle                                                                                101,843
                                                                                                     ------------
                                                                                                          300,274

             Less:  Accumulated depreciation                                                              136,529
                                                                                                     ------------
                                                                                                     $    163,745
                                                                                                     ============

             The following is a summary of the property included above that is held under capital leases as of December 31, 2001:

             Motor vehicle                                                                           $     46,600
             Less:  Accumulated depreciation                                                               14,865
                                                                                                     ------------
                                                                                                     $     31,735
                                                                                                     ============

Note 7       Related Party Transactions

             The Company paid approximately $114,000 and $113,000 in management fees for the years ended December 31, 2001 and 2000, respectively, to an entity controlled by certain directors of the Company.

             The Company paid approximately $15,000 in consulting fees for the year ended December 31, 2000 to an entity controlled by a director of the Company.

             The Company had sales to related parties of approximately $31,000 and $27,000 for the years ended December 31, 2001 and 2000, respectively.

             The Company paid expenses on behalf of certain companies affiliated by common ownership during the year ended December 31, 2001. At December 31, 2001, the affiliate owed the Company approximately $82,000.

Note 8 -     Pension Plan

             Hugo International Limited has a non-contributory pension plan that covers its executives. Contributions to the plan are made at the discretion of the Board of Directors of the Company. Hugo International Limited did not make contributions to the plan for the years ended December 31, 2001 and 2000.

                        HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements

Note 9 -     Income Taxes

             Hugo International Telecom Inc. is a corporation that reports and files a U.S. corporation business tax return. Its wholly-owned subsidiaries, Hugo International Limited and Hugo Ireland, are corporations that report and file their corporate business tax returns in the United Kingdom and Ireland, respectively. The components of the provision for (benefit from) income taxes consist of:

                                                                                  2001                   2000
                                                                              ------------           ------------
             Current:
                Foreign                                                       $     69,446           $    (44,618)
                                                                              ============           ============

             The following is a reconciliation of income taxes at the U.S. federal and statutory rate to the amount of income taxes at the effective tax rate for consolidated financial statement purposes:

                                                                                  2001                   2000
                                                                              ------------           ------------
             Tax benefit at U.S. statutory tax rate                           $   (776,024)          $   (323,200)
             Differential arising from:
                U.S. losses at surtax rate                                          -                     100,652
                Foreign loss                                                       258,625                 49,951
             Change in valuation allowance                                         581,913                121,417
             Other non-deductible expenses for taxes                                 4,932                  6,562
                                                                              ------------           ------------
                                                                              $     69,446           $    (44,618)
                                                                              ============           ============

             The tax laws of the United Kingdom and Ireland do not allow a deduction for amortization of intangible assets; however, these amounts may be used to reduce the gain from the sale of a business enterprise. Management has determined that it is more likely than not that the Company will not realize the deferred tax asset and, therefore, has established a valuation allowance equal to the amount of the deferred tax asset as of December 31, 2001 and 2000.

                                                                                  2001                   2000
                                                                              ------------           ------------
             Tax benefit of non-deductible amortization
                and impairment charge                                         $    328,699           $     88,423
             Tax benefit of net operating losses                                   429,055                 87,418
             Valuation allowance                                                  (757,754)              (175,841)
                                                                              ------------           ------------
             Net deferred tax asset                                           $     -                $    -
                                                                              ============           =====-------


             The Company has a U.S. income tax operating loss carryforward of approximately $744,000 that expires through the year 2021 and a United Kingdom net operating loss carryforward of $789,000, which may be carried forward indefinitely.

                        HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements

Note 10 -    Segment Information

             The Company classifies its operations into five reportable segments based on market sectors. These sectors are used by management to make operating decisions and performance assessments. The revenue, cost of revenue and gross profit of these segments are as follows:

                                                                                  2001                   2000
                                                                            --------------         --------------
             Revenue:
                Exports                                                     $      690,887         $    1,076,133
                Basic products                                                   1,909,393              1,785,697
                Ongoing revenue                                                  1,397,083              1,918,755
                Telecommunications                                                 105,691                492,010
                Solution providers                                                 139,045                243,647
                                                                            --------------         --------------
                                                                            $    4,242,099         $    5,516,242
                                                                            ==============         ==============

             Cost of revenue:
                Exports                                                     $      489,599         $      766,745
                Basic products                                                   1,413,050              1,314,909
                Ongoing revenue                                                    738,416              1,067,532
                Telecommunications                                                  60,508                293,206
                Solution providers                                                  86,208                151,062
                                                                            --------------         --------------
                                                                            $    2,787,781         $    3,593,454
                                                                            ==============         ==============

             Gross profit:
                Exports                                                     $      201,288         $      309,388
                Basic products                                                     496,343                470,788
                Ongoing revenue                                                    658,667                851,223
                Telecommunications                                                  45,183                198,804
                Solution providers                                                  52,837                 92,585
                                                                            --------------         --------------
                                                                            $    1,454,318         $    1,922,788
                                                                            ==============         ==============

             Management has not included net income (loss), total assets, depreciation expense and interest expense by segment due to the fact that they do not use these amounts as a basis for their operating decisions.

                        HUGO INTERNATIONAL TELECOM INC.
                   Notes to Consolidated Financial Statements

Note 11 -    Commitments and Contingencies

             Minimum Future Lease Payments

             The Company has capitalized rental obligations for the lease of motor vehicles (see Note 6). The obligations, which mature in 2003, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Minimum future lease payments under capital leases as of December 31, 2001 are as follows:

              Year Ending
             December 31,
             ------------
                  2002                                                        $     13,632
                  2003                                                              21,297
                                                                              ------------
             Total minimum lease payments                                           34,929
             Less:  Amount representing interest                                     3,887
                                                                              ------------
             Present value of net minimum lease payment                             31,042
             Less:  Current maturities of capital lease
                obligations                                                         12,652
                                                                              ------------
             Long-term portion                                                $     18,390
                                                                              ============

             Operating Leases

             The Company leases office space under operating leases expiring in various years through 2008. At December 31, 2001, the aggregate approximate minimum annual rental commitments under non-cancellable leases are as follows:

              Year Ending
             December 31,
             ------------
                  2002                                                        $     87,000
                  2003                                                              87,000
                  2004                                                              87,000
                  2005                                                              87,000
                  2006                                                              87,000
               Thereafter                                                          174,000
                                                                              ------------
                                                                              $    609,000
                                                                              ============

             Rent expense for the years ended December 31, 2001 and 2000 amounted to approximately $93,000 and $101,000, respectively.