Form 10QSB
period 2002-03-31
HUGO INTERNATIONAL TELECOM INC
filed 2002-05-17
CIK 1120802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the three months ended March 31, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from __________, 19____, to __________, 19____.

                         Commission File Number 0-26857

                        Hugo International Telecom, Inc.
                        --------------------------------
               (Exact Name of Registrant as Specified in Charter)


         Delaware                                              98-0226479
         --------                                              ----------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification Number)
Incorporation or Organization)

            6 Waterside Drive, Langley Business Park, Langley Slough
                        Berkshire SL3 6EZ, United Kingdom
                        ---------------------------------
                    (Address of Principal Executive Offices)

                               011-44-1753-542-828
                               -------------------
              (Registrant's Telephone Number, Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

               X   YES                                   NO
            ------                              -------

There were 20,557,306 shares of the Registrant's $.0001 par value common stock outstanding as of March 31, 2002.

Transitional Small Business Format (check one)  Yes           NO   X
                                                   ------       ------

                                   FORM 10-QSB
                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                                                      Page
                                                                                                      ----
PART I.        FINANCIAL INFORMATION

    Item 1.    Consolidated Financial Statements........................................................F-1

    Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................................... 3


PART II.       OTHER INFORMATION

    Item 5     Other Information.........................................................................8

    Item 6     Exhibits and Reports on Form 8-K..........................................................8

Signatures     ..........................................................................................9

                         PART I - FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS


               HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                                       ASSETS
                                                       ------
Current assets:
    Cash                                                                                            $      90,814
    Accounts receivable, net of allowance for doubtful accounts of $365,063                             1,037,205
    Inventory                                                                                             102,911
    Due from affiliates                                                                                   139,333
    Prepaid expenses and other current assets                                                              70,785
                                                                                                    -------------
                Total current assets                                                                    1,441,048

Property and equipment, net                                                                               146,619

Other assets:

    Goodwill, net                                                                                         135,201
    Customer lists, net                                                                                   131,451
    Other assets                                                                                           22,649
                                                                                                    -------------
                Total other assets                                                                        289,301
                                                                                                    -------------
                                                                                                    $   1,876,968
                                                                                                    =============

               HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)
                                 March 31, 2002
                                  (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current liabilities:
    Accounts payable                                                                                $   1,069,665
    Current maturities of capital lease obligations                                                         9,022
    Due to director                                                                                        26,076
    Accrued expenses                                                                                      188,500
    Deferred revenue                                                                                       42,786
    Liabilities subject to compromise                                                                   2,112,047
                                                                                                    -------------
                Total current liabilities                                                               3,448,096

Capital lease obligations                                                                                  10,485

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value - $.0001:
        Authorized - 600,000 shares
        Issued and outstanding - 0 shares                                                                       -
    Series A convertible preferred stock, par value - $.0001:
        Authorized - 400,000 shares
        Issued and outstanding - 90,000 shares
        Liquidation value of $450,000                                                                           9
    Common stock, par value - $.0001:
        Authorized - 50,000,000 shares
        Issued and outstanding - 20,557,306 shares                                                          2,056
    Additional paid-in capital                                                                          2,157,528
    Accumulated other comprehensive income                                                                 32,208
    Accumulated deficit                                                                                (3,773,414)
                                                                                                     -------------
                Total stockholders' deficiency                                                         (1,581,613)
                                                                                                     -------------
                                                                                                    $   1,876,968
                                                                                                    =============

                 See Notes to Consolidated Financial Statements

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                            2002                   2001
                                                                     ----------------        --------------
Revenue                                                              $     1,024,723         $    1,583,184

Cost of revenue                                                              644,419                984,899
                                                                     ---------------         --------------

Gross profit                                                                 380,304                598,285

Selling, general and administrative expenses                                 433,493                672,481
                                                                     ---------------         --------------

Operating loss                                                               (53,189)               (74,196)

Interest expense                                                               8,538                 27,646
                                                                     ---------------         --------------

Net loss                                                             $       (61,727)        $     (101,842)
                                                                     ===============         ==============

Basic and diluted net loss per share                                 $           -           $         (.01)
                                                                     ===============         ==============

Weighted average number of common shares
    used in loss per share computation                                    20,557,306             20,500,000
                                                                     ===============         ==============

                 See Notes to Consolidated Financial Statements

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                  2002                   2001
                                                                            --------------          --------------
Cash flows from operating activities:
    Net loss                                                                $      (61,727)         $    (101,842)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                               13,811                 54,724
        Loss on disposal of fixed assets                                               461                      -
        Change in assets and liabilities:
           Accounts receivable                                                    (292,853)              (292,607)
           Inventory                                                                  (790)               (25,784)
           Due from affiliates                                                       7,849                      -
           Prepaid expenses and other current assets                               (21,710)                60,681
           Accounts payable                                                        174,928                 16,634
           Accrued expenses                                                        (82,877)                26,882
           Deferred revenue                                                              -                 (8,597)
                                                                            --------------          -------------
                Net cash used in operating activities                             (262,908)              (269,909)
                                                                            --------------          -------------

Cash flows used in investing activities:
    Acquisition of property and equipment                                           (1,415)                     -
                                                                            --------------          -------------

Cash flows from financing activities:
    Decrease in bank overdraft                                                           -                (30,896)
    Payments of capital lease obligations                                             (819)               (20,737)
    Proceeds from long-term debt                                                         -                375,625
    Payments of long-term debt                                                           -                (40,198)
    Capital contribution                                                            89,439                      -
                                                                            --------------          -------------
                Net cash provided by financing activities                           88,620                283,794
                                                                            --------------          -------------

Effect of exchange rates on cash                                                    (4,830)                (2,758)
                                                                            --------------          -------------

             Net increase (decrease) in cash                                      (180,533)                11,127

Cash, beginning of year                                                            271,347                 58,642
                                                                            --------------          -------------

Cash, end of period                                                         $       90,814          $      69,769
                                                                            ==============          =============

                           Supplemental Disclosures of Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid during the period for:
    Interest                                                                $        8,538          $      28,677
                                                                            ==============          =============

During the three months ended March 31, 2001, the Company entered into capital leases for equipment with a fair market value of $54,071.

         See Notes to Consolidated Financial Statements

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                  2002                   2001
                                                                             --------------        ----------------
Net loss                                                                          $(61,727)             $(101,842)

Other comprehensive income (loss):
    Foreign currency translation adjustments                                        34,426                 (3,139)
                                                                             -------------         --------------

Comprehensive loss                                                           $     (27,301)        $     (104,981)
                                                                             =============         ==============

            See Notes to Consolidated Financial Statements

                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS

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

         In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2002 and 2001 (unaudited), (b) the financial position at March 31, 2002 (unaudited), and (c) cash flows for the three month periods ended March 31, 2002 and 2001 (unaudited), have been made.

         The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 2001. The results of operations for the three month period ended March 31, 2002 (unaudited) are not necessarily indicative of those to be expected for the entire year.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 144").

         The Company adopted the provisions of SFAS 141 immediately and adopted SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

         In connection with the transitional impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of January 1, 2002. Because of the extensive effort needed to comply with the adoption of SFAS 142, further evaluation is still needed to complete the

                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


transitional goodwill impairment test provisions. The assessment process will be completed no later than June 30, 2002 and the recording of any impairment loss will be completed as soon as possible but no later than the end of 2002. A transitional impairment loss, if any, will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

         As of March 31, 2002, the Company has unamortized goodwill in the amount of approximately $135,000 and unamortized identifiable intangible assets in the amount of approximately $131,000, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill for the three months ended March 31, 2001 was approximately $22,000. In connection with the adoption of SFAS 142, management has evaluated the Company's intangible assets and determined that the Company has no indefinite useful life intangibles. Management has also evaluated the remaining useful lives of the Company's intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. Beginning January 1, 2002, in accordance with SFAS 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, periodic reviews will need to be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company has adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements with respect to future disposal decisions, if any.

                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


2.       EARNINGS/(LOSS) PER SHARE

         The Company calculates basic and diluted earnings/(loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings/(loss) per share excludes any dilutive effect of stock options, warrants and convertible securities.

3.       BANKRUPTCY

         As a result of the statutory demand by one of the Company's suppliers, on October 12, 2001, an order of administration was entered against Hugo UK, under United Kingdom bankruptcy laws. The order provides Hugo UK protection from its creditors and appoints administrators to aid Hugo UK in its day-to-day operations. The effects of this on the Company's operations are uncertain; however, to date operations have proceeded normally and the Company anticipates that Hugo UK will be able to meet the requirements to successfully petition for removal of the order of administration.

         The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under Bankruptcy Code," and have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the order of administration under the United Kingdom bankruptcy laws and circumstances relating to this event, including the Company's debt structure, default on all pre-petition debt, negative cash flows, its recurring losses and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of the United Kingdom bankruptcy laws, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

         Appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability obtain a debtor-in-possession financing facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

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

                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


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

         Payroll and other taxes payable                                                           $      216,031
         7.25% secured note payable                                                                       136,897
         Trade accounts payable                                                                           696,902
         Principal stockholder debt                                                                       216,092
         Related party debt                                                                               801,364
         Other payable                                                                                     44,761
                                                                                                   --------------

                                                                                                   $    2,112,047
                                                                                                   ==============


4.       SEGMENT INFORMATION

         The Company classifies its operations into five reportable segments based on market sectors. These sectors are used by management to make operating decisions and performance assessments. The revenue, cost of revenue and gross profit of these segments are as follows:

                                                                                   2002                   2001
                                                                              ------------           ------------
                                                                              (Unaudited)            (Unaudited)
Revenue:
     Exports                                                                    $  549,868            $  348,988
     Basic products                                                                396,421               453,798
     Ongoing revenue                                                                56,044               579,969
     Telecommunications                                                             -                    109,760
     Solution providers                                                             22,390                90,669
                                                                                    ------                ------

                                                                                $1,024,723            $1,583,184
                                                                                ==========            ==========

                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

Cost of revenue:
     Exports                                                                     $ 445,393             $ 251,271
     Basic products                                                                185,162               282,262
     Ongoing revenue                                                                   430               325,892
     Telecommunications                                                                  -                71,345
     Solution providers                                                             13,434                54,129
                                                                                 ---------             ---------

                                                                                 $ 644,419             $ 984,899
                                                                                 =========             =========

Gross profit:
     Exports                                                                     $ 104,475             $  97,717
     Basic products                                                                211,259               171,536
     Ongoing revenue                                                                55,614               254,077
     Telecommunications                                                                  -                38,415
     Solution providers                                                              8,956                36,540
                                                                                 ---------             ---------

                                                                                 $ 380,304             $ 598,285
                                                                                 =========             =========

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

         Hugo, through its subsidiaries, Hugo UK and Hugo Ireland, is a provider of radio and data communications solutions and telephone airtime access to business customers primarily in the United Kingdom. Our expertise and broad range of distribution of various mobile and data communications equipment and technology, allows us to be a single-source provider of mobile and data communications, network design, equipment sales, installation and systems integration, consulting and maintenance to businesses and government agencies.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2001 and notes thereto.

OVERVIEW

EXCHANGE RATES

         The business of Hugo is predominantly conducted in Pound Sterling and therefore the effect of the movements in exchange rates can have a significant effect on the results as reported. The exchange rate for the first quarter of 2002 was Pound Sterling 1 =$1.42763 for the income statement and Pound Sterling 1 =$1.42620 for the balance sheet. For the first quarter of 2001 the income statement rate was Pound Sterling 1 = $1.44471 and for the balance sheet was Pound Sterling 1 = $1.42746. This should be borne in mind whilst analysing the results. The business of Hugo Ireland is conducted in Euros.

MARKET SEGMENTS

         During the past two fiscal years we have concentrated on positioning Hugo to exploit each of the following main areas of business.

                                                                                                        % Change
     Area Number               Description                2002 Q1 $              2001 Q1 $            2002 to 2001
   --------------       ------------------------      ----------------       ----------------       -----------------
          1             Exports                           549,868                348,988                  57.6%
          2             Basic Products                    396,421                453,798                 -12.6%
          3             On-Going Revenue                   56,044                579,969                 -90.3%
          4             Telecomms                               0                109,760                 -100.0%
          5             Solution Providers                 22,390                 90,669                 -75.3%
                        TOTAL                           1,024,723              1,583,184                 -35.3%

AREA 1 - EXPORTS

         We are a licensed reseller of Motorola products to Africa. However we are able to sell and distribute our vehicle tracking systems on a worldwide basis. Current export sales continue to be strong with continuing interest from BP Amoco with sales of $320,575 during this first quarter. Sales into other parts of Africa totaled $229,293 with the largest single order to the Ghana Port Authority for $99,345.

AREA 2 - BASIC PRODUCTS

         In addition to Motorola, we sell products from a number of other manufacturers including both Kenwood and Tait in the United Kingdom. This market is highly competitive with a number of suppliers in the market place. Success in this area requires the services of top quality sales persons and we continue to benefit from the high caliber sales staff that we have in this area. We are continuing to generate significant sales in shopping mall communications and security systems. Our main customer in this sector is the large international retailer, Marks and Spencer, with sales in the first quarter of 2002 of $94,945. The other significant order was with Westminster Council for $67,000. We are also expanding our hire radio portfolio and this has generated sales of $36,623 in the first quarter of 2002. The sales for Hugo Ireland are part of this category, and for the first quarter of 2002 their sales were $55,596.

AREA 3 - ONGOING REVENUE

         We also seek to secure repetitive income streams. These income streams derive from providing service, maintenance and airtime contracts. However on July 27, 2001 Dolphin, which was our single largest airtime provider, filed for bankruptcy protection and as a result, our service provider agreement was automatically terminated. Currently we are taking advantage of our agreements with other airtime providers such as British Telecom or O2 to add new customers to their GSM network. For this we receive commissions on both connections and ongoing airtime instead of recognizing the gross revenue from providing connection and airtime, as was the case with the Dolphin contract. This has significantly lowered our fixed and variable costs therefore improving both gross margin percentage and operating profits. However there was a corresponding reduction in overall sales of $523,925 to $56,044 for the first quarter of 2002.

AREA 4 - TELECOMMUNICATIONS SOLUTIONS

         During 1999 opportunities began to become evident for us to enter the telecommunications market place, in particular the switch (a telephone exchange unit) and DECT (digitally enhanced cordless telephony) markets. General economic conditions in the UK has eliminated demand for these projects which require significant capital commitments. We will continue to take any opportunities that arise in this area but we had no sales for the first quarter of 2002.

AREA 5 - SOLUTION PROVIDERS

         Hugo International has always recognized that exploiting available technologies can add significant value to customers. Total sales in this area were $22,390 as we start to bring on sales from our new suppliers. We anticipate that there will be growth in this area during 2002. We are widening our target markets and are now also looking at the individual end user opportunities via the insurance industry.

RESULTS OF OPERATIONS FIRST QUARTER ENDED MARCH 31, 2002 AND 2001.

REVENUES

         Revenues for the first quarter ended March 31, 2002 were $1,024,723 as compared to $1,583,184 for the period ended March 31, 2001, a decrease of $558,461, or 35%. This decrease is primarily due to the decrease in ongoing revenue from $579,969 to $56,044 as a result of the change in our relationship with our airtime providers, a decrease in Telecom's sales of $109,760, a decrease in the sales of solution providers of $68,279 and of basic products of $57,377. Export sales increased by $200,880. Included in sales for the first quarter ended March 31, 2002 are sales of $55,596 by Hugo Ireland, which was acquired on July 1, 2001.

COST OF REVENUES

         Cost of revenues for the first quarter ended March 31, 2002 was $644,419, or 62.9%, of revenues as compared to $984,899, or 62.2%, of revenues for the first quarter ended March 31, 2001. The reduction in cost of revenues was fundamentally in line with the reduced revenues, although the higher export sales lead to a small increase in costs.

         As a result of the foregoing, gross profit decreased by $217,981 for the first quarter ended March 31, 2002, or 37.1% of revenues, from 37.8% for the comparable period in 2001. The reduction in gross profit percentage is primarily due to the change in revenue mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $433,493, or 42.3% of revenues in the first quarter of 2002, as compared to $672,481, or 42.5% of revenues, for the comparable period in 2001. The reductions are primarily as a result of the decrease of the payroll costs in Hugo US as headcount has been reduced. There are now lower costs for us for both legal and accounting. Hugo Ireland's selling, general and administrative expenses were $33,841 for the quarter ended March 31, 2002.

INTEREST EXPENSE

         Interest expense for the first quarter ended March 31, 2002 was $8,538 as compared to $27,646 for the comparable period in 2001. This reflects the reduced borrowings throughout the period.

LOSS BEFORE INCOME TAXES

         The preceding factors combine to show a significant reduction in the net loss of $61,727 for the first quarter ended March 31, 2002 as compared to the first quarter ended March 31, 2001 when the loss was $101,842.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $2,007,048 at March 31, 2002, which represented an increase in the working capital deficit of $1,400,145 from the working capital deficit of $606,903 at March 31, 2001.

         Net cash used in operations for the three months ended March 31, 2002 was $262,908 as compared to $269,909 for the three months ended March 31, 2001. Net cash used in operations for the three months ended March 31, 2002 reflects a net loss of $61,727, an increase in accounts receivable of $292,853 and a decrease in accrued expenses of $82,877 offset by an increase in accounts payable of $174,928. Net cash used in operations for the three months ended March 31, 2001 reflects a net loss of $101,842 and an increase in accounts receivable of $292,607 offset by a decrease in prepaid expenses and other current assets of $60,681.

         Net cash provided by financing activities for the three months ended March 31, 2002 was $88,620, primarily consisting of capital contributions as compared to $283,794 for the three months ended March 31, 2001, of which the principal source of cash was the proceeds from borrowings of long-term debt.

         We have incurred operating losses for the first quarter ended March 31, 2002 and 2001 of $61,727 and $101,842, respectively, we have negative working capital of $2,007,048 as of March 31, 2002, and our liabilities exceed our assets by $1,581,613 at March 31, 2002. These conditions would raise doubt about our ability to continue as a going concern. Present management has set the following objectives for fiscal 2002/2003 to enable us to continue as going concern:

    - Continue to maximize our sales revenues in all areas of our sales strategy. We had an improvement in the results of the first quarter where we decreased overall sales by 19% year on year. We believe that our long term investments in ongoing revenue and partnership with BT, our co-operative partnership with Motorola in the export markets, our continuing good relationship with BP/Amoco and our development of the vehicle tracking system in the Solution Providers area will enable us to meet our objectives. The introduction of the investment in Hugo Ireland will continue to provide additional revenue. We will seek to maintain gross margins at the current levels in these productive markets. If successful, we would be able to achieve cost reductions from our suppliers and we will continue to monitor our purchasing policies.

    - Continue to reduce some areas of overhead expense. During 2001, we incurred significant expenses with regard to the termination of the Dolphin contract of around $900,000 and the costs of the administration of Hugo UK were around $23,000. We expect further costs of around $95,000 for the Administration of Hugo UK. It is still the intention of the Directors of Hugo UK to successfully petition for the removal of the order of administration during 2002. The exact timings and implications for the company are not yet known.

         We are considering raising additional funds through private offerings of our shares. This would enable us to reduce our debt position further and assist the current cash flows. Accounts receivable is also targeted as an area to produce a positive cash flow by undertaking more efficient collection efforts including the appointment of a credit manager in the first quarter of 2002.

         At this time the present management cannot assess the likelihood of our ability to achieve these objectives. If we are unable to achieve these objectives, we may be forced to cease our business operations sell our assets and/or seek protection under applicable bankruptcy laws.

                                    PART II.
                                OTHER INFORMATION

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

                  B.  Reports on Form 8-K -  None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HUGO INTERNATIONAL TELECOM, INC.



Date: May 17, 2002                    By: /s/ David Foden
                                         -------------------------------------
                                         David Foden
                                         President and Chief Executive Officer



                                      By: /s/ Michael Christmas
                                         -------------------------------------
                                         Michael Christmas
                                         Director, Treasurer and Secretary
                                         (Principal Financial and
                                         Accounting Officer)