Form 10QSB
period 2002-06-30
HUGO INTERNATIONAL TELECOM INC
filed 2002-08-20
CIK 1120802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the three months ended June 30, 2002

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

                     X    YES                      NO
                    ____                     ____

There were 20,557,306 shares of the Registrant's $.0001 par value common stock outstanding as of June 30, 2002.

Transitional Small Business Format (check one) Yes     NO  X
                                                   ___    ___

                                   FORM 10-QSB

                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                             Page
PART I.        FINANCIAL INFORMATION
    Item 1.    Consolidated Financial Statements...........................  F-1
    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................    3
PART II.       OTHER INFORMATION
    Item 5     Other Information...........................................    8
    Item 6     Exhibits and Reports on Form 8-K............................    8
Signatures     ............................................................    9

                         PART I - FINANCIAL INFORMATION

The unaudited financial statements of Hugo International Telecom, Inc. and its subsidiaries, Hugo International Limited ("Hugo UK") and Hugo International (Ireland) Ltd. ("Hugo Ireland" and collectively, the "Company" and sometimes as "we", "us" or "Hugo"), as at and for the period ending June 30, 2002 were prepared by management and commence on the following page. In the opinion of management the financial statements fairly present the financial condition of the Company.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES

                                      Index

                                                                            Page
Consolidated Balance Sheet as of June 30, 2002 (Unaudited)                  F-1

Consolidated Statements of Operations for the Three and
    Six Months Ended June 30, 2002 and 2001 (Unaudited)                     F-2

Consolidated Statements of Comprehensive Loss for the
    Three and Six Months Ended June 30, 2002 and 2001
    (Unaudited)                                                             F-3

Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 2002 and 2001 (Unaudited)                                F-4

Notes to Consolidated Financial Statements                                  F-6

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS

Current assets:
    Cash                                                                              $   100,143
    Accounts receivable, net of allowance for doubtful accounts of $334,815               791,210
    Inventory                                                                              98,978
    Due from affiliates                                                                   168,260
    Prepaid expenses and other current assets                                              74,920
                                                                                      -----------
                Total current assets                                                    1,233,511

Property and equipment, net                                                               142,668

Other assets:
    Customer lists, net                                                                   131,858
    Other assets                                                                           24,227
                                                                                      -----------
                Total other assets                                                        156,085
                                                                                      -----------
                                                                                      $ 1,532,264
                                                                                      ===========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                                                                  $   756,716
    Current maturities of capital lease obligations                                        10,246
    Due to director                                                                        29,729
    Accrued expenses                                                                      301,645
    Deferred revenue                                                                       88,136
    Liabilities subject to compromise                                                   2,276,293
                                                                                      -----------
                Total current liabilities                                               3,462,765
Capital lease obligations                                                                  11,268

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value - $.0001:
        Authorized - 600,000 shares
        Issued and outstanding - 0 shares                                                      --
    Series A convertible preferred stock, par value - $.0001:
        Authorized - 400,000 shares
        Issued and outstanding - 90,000 shares
        Liquidation value of $450,000                                                           9
    Common stock, par value - $.0001:
        Authorized - 50,000,000 shares
        Issued and outstanding - 20,557,306 shares                                          2,056
    Additional paid-in capital                                                          2,207,133
    Accumulated other comprehensive loss                                                  (65,610)
    Accumulated deficit                                                                (4,085,357)
                                                                                      -----------
                Total stockholders' deficiency                                         (1,941,769)
                                                                                      -----------
                                                                                      $ 1,532,264
                                                                                      ===========

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                        ----------------------------   ---------------------------
                                                             2002             2001          2002           2001
                                                        -------------   ------------   --------------   ----------
Revenue                                                 $     820,348     1,078,170    $    1,845,071   2,661,354

Cost of revenue                                               474,612        740,763        1,119,031    1,725,662
                                                        -------------   ------------   --------------   ----------
Gross profit                                                  345,736        337,407          726,040      935,692

Selling, general and administrative expenses                  509,088        695,659          942,581    1,368,140
                                                        -------------   ------------   --------------   ----------
Operating loss                                               (163,352)      (358,252)        (216,541)    (432,448)

Interest expense                                                8,998         28,282           17,536       55,929
                                                        -------------   ------------   --------------   ----------
Loss before cumulative effect of a change in
accounting principle                                         (172,350)      (386,534)        (234,077)    (488,377)
Cumulative effect on prior year (to December 31,
    2001) of goodwill impairment                                   --             --         (139,593)          --
                                                        -------------   ------------   --------------   ----------
Net loss                                                $    (172,350)  $   (386,534)  $    (373,670)   $ (488,377)
                                                        =============   ============   ==============   ==========

Basic and diluted net loss per share:
    Loss before cumulative effect of a  change
        in accounting principle                         $        (.01)  $       (.02)  $         (.01)  $     (.02)
    Cumulative effect on prior year (to
        December 31, 2001) of goodwill
        impairment                                                 --             --             (.01)          --
                                                        -------------   ------------   --------------   ----------
    Net loss                                            $        (.01)  $       (.02)  $         (.02)  $     (.02)
                                                        =============   ============   ==============   ==========
Weighted average number of common shares
    used in loss per share computation                     20,557,306     20,517,833       20,557,306   20,508,966
                                                        =============   ============   ==============   ==========

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
            For the Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 ----------------------------        ----------------------------
                                                     2002             2001              2002           2001
                                                 -----------      -----------        -----------     ------------
Net loss                                         $  (172,350)     $  (386,534)       $  (373,670)    $   (488,377)

Other comprehensive income:
    Foreign currency translation adjustments          83,271            7,733            132,244           10,872
                                                 -----------      -----------        -----------     ------------

Comprehensive loss                               $   (89,079)     $  (378,801)       $  (241,426)    $   (477,505)
                                                 ===========      ===========        ===========     ============

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                    2002             2001
                                                                 ---------         ---------
Cash flows from operating activities:

    Net loss                                                     $(373,670)        $(488,377)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                               30,807           106,306
        Loss on disposal of fixed assets                             8,805                --

        Goodwill impairment                                        139,593                --
        Change in assets and liabilities:
           Accounts receivable                                      14,075           274,343
           Inventory                                                12,135           (40,973)
           Due from affiliates                                     (16,155)               --
           Prepaid expenses and other current assets               (22,244)           95,698
           Other assets                                                115           (24,508)
           Accounts payable                                       (182,745)         (465,531)
           Accrued expenses                                         28,552           (23,397)
           Deferred revenue                                         42,152            (8,547)
                                                                 ---------         ---------
                Net cash used in operating activities             (318,580)         (574,986)
                                                                 ---------         ---------

Cash flows used in investing activities:

    Acquisition of property and equipment                           (1,432)           (4,739)
                                                                 ---------         ---------

Cash flows from financing activities:

    Decrease in bank overdraft                                          --          (133,826)
    Payments of capital lease obligations                             (312)          (30,265)
    Proceeds from long-term debt                                        --           373,399
    Payments of long-term debt                                          --           (98,744)
    Proceeds from issuance of preferred stock                           --           450,000
    Capital contribution                                           139,044                --
    Payment on subscription receivable                                  --             1,034
                                                                 ---------         ---------
                Net cash provided by financing activities          138,732           561,598
                                                                 ---------         ---------

Effect of exchange rates on cash                                    10,076            10,003
                                                                 ---------         ---------

Net decrease in cash                                              (171,204)           (8,124)

Cash, beginning of year                                            271,347            58,642
                                                                 ---------         ---------

Cash, end of period                                              $ 100,143         $  50,518
                                                                 =========         =========

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                Supplemental Disclosure of Cash Flow Information

                                              2002           2001
                                        ----------        ----------
Cash paid during the period for:
    Interest                            $   17,536        $   43,524
                                        ==========        ==========



      Supplemental Schedule of Non-Cash Investing and Financing Activities During the six months ended June 30, 2001, the Company entered into capital leases for equipment with a fair market value of $54,204.

During the six months ended June 30, 2001, the Company issued 25,356 shares of common stock in satisfaction of a note payable in the amount of $19,018.

                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

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

         In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations and comprehensive loss for the three and six months ended June 30, 2002 and 2001 (unaudited), (b) the financial position at June 30, 2002 (unaudited), and (c) cash flows for the six month periods ended June 30, 2002 and 2001 (unaudited), have been made.

         The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 2001. The results of operations for the six month period ended June 30, 2002 (unaudited) are not necessarily indicative of those to be expected for the entire year.

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

               HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


         The Company adopted the provisions of SFAS 141 immediately and adopted SFAS 142 effective January 1, 2002.

         In connection with the adoption of SFAS 142, the Company performed a transitional goodwill impairment test as required to determine if a goodwill impairment existed at January 1, 2002. The Company completed its review during the quarter ended June 30, 2002 and recorded a charge to operations of approximately $140,000 as of January 1, 2002 for the cumulative effect of the change in accounting principle. Additionally, management has evaluated the Company's intangible assets and determined that the Company has no indefinite useful life intangibles. Management has also evaluated the remaining useful lives of the Company's intangible assets that will continue to be amortized and has determined that no revision to the useful lives will be required.

         As of June 30, 2002, the Company has unamortized identifiable intangible assets, consisting of customer lists, in the amount of approximately $132,000 and has no unamortized goodwill. Amortization expense related to goodwill was zero in 2002 and $22,000 and $47,000 for the three and six months ended June 30, 2001. Customer list amortization was $9,000 and $18,000 for the three and six months ended, respectively, in both 2002 and 2001. Excluding amortization expense related to goodwill of $22,000 and $47,000 for the three and six months ended June 30, 2001, respectively, net loss for those periods would have been approximately $365,000 and $441,000, respectively. Basic and diluted net loss per share would have remained unchanged at $.02 for both the three and six months ended June 30, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements with respect to future disposal decisions, if any.

               HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


2.       EARNINGS/(LOSS) PER SHARE

         The Company calculates basic and diluted earnings/(loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings/(loss) per share excludes any dilutive effect of stock options, warrants and convertible securities.

3.       BANKRUPTCY

         As a result of the statutory demand by one of the Company's suppliers, on October 12, 2001, an order of administration was entered against Hugo UK, an operating subsidiary, under United Kingdom bankruptcy laws. The order provides Hugo UK protection from its creditors and appoints administrators to aid Hugo UK in its day-to-day operations. The effects of this on the Company's operations are uncertain; however, to date operations have proceeded normally.

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

         The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to obtain a debtor-in-possession financing facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

               HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


         Unsecured liabilities as of the Petition Date (October 12, 2001) are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the United Kingdom Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Reorganization Cases have been segregated and classified as liabilities subject to compromise on the consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against debtors are stayed while the debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the debtors with the United Kingdom Bankruptcy Court setting forth the assets and liabilities of the debtors as of the Petition Date as reflected in the debtors' accounting records.

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

Payroll and other taxes payable                                 $  229,331
7.25% secured note payable                                         145,326
Trade accounts payable                                             774,020
Principal stockholder debt                                         229,396
Related party debt                                                 850,704
Other payable                                                       47,516
                                                                ----------
                                                                $2,276,293
                                                                ==========

         On July 12, 2002, the creditor's committee approved, by a majority vote, a Company Voluntary Arrangement ("CVA"). The CVA requires Hugo UK to make a monthly contribution of no less than L7,500 (approximately $11,000) toward a total of L150,000 (approximately $225,000) by July 2003. This amount has been guaranteed by the Company. Although the ultimate amount of and settlement terms for the liabilities are subject to a final plan of reorganization, the administrator has estimated the distribution, before costs, to be approximately
L.21 per L1.00 to the unsecured creditors.

4.       PROPOSED MERGER WITH WORLDLINK TECHNOLOGIES, INC.

         In May 2002, the Company entered into a preliminary agreement for a proposed merger with Worldlink Technologies, Inc. ("Worldlink"). Under the agreement, the Company will acquire 100% of the issued and outstanding shares of Worldlink's common stock in exchange for approximately 69% of the Company's currently outstanding shares. The transaction will be

               HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)


recorded as a reverse merger. The closing of the transaction is subject to various conditions, including the negotiation and execution of a definitive agreement for the transaction, approval of the transaction by holders of a majority of the Company's outstanding common stock, completion of due diligence and regulatory clearance.

5.       SEGMENT INFORMATION

         The Company classifies its operations into five reportable segments based on market sectors. These sectors are used by management to make operating decisions and performance assessments. The revenue, cost of revenue and gross profit of these segments are as follows:

                                                  Six Months Ended June 30,
                                             ------------------------------
                                                 2002              2001
                                             ----------        ----------
                                             (Unaudited)        (Unaudited)
Revenue:
     Exports                                 $  696,255        $  547,822
     Basic products                             981,219           803,810
     Ongoing revenue                            122,897         1,027,687
     Telecommunications                              --           172,365
     Solution providers                          44,700           109,670
                                             ----------        ----------
                                             $1,845,071        $2,661,354
                                             ==========        ==========
Cost of revenue:
     Exports                                 $  534,375        $  460,170
     Basic products                             557,315           545,292
     Ongoing revenue                                727           536,252
     Telecommunications                              --           107,727
     Solution providers                          26,614            76,221
                                             ----------        ----------
                                             $1,119,031        $1,725,662
                                             ==========        ==========
Gross profit:
     Exports                                 $  161,880            87,652
     Basic products                             423,904           258,518
     Ongoing revenue                            122,170           491,435
     Telecommunications                              --            64,638
     Solution providers                          18,086            33,449
                                             ----------        ----------
                                             $  726,040        $  935,692
                                             ==========        ==========

Management has not included net income (loss), total assets, depreciation expense and interest expense by segment due to the fact that they do not use these amounts as a basis for their operating decisions.

                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES

ITEM 2. -         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27a of the Securities Act 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

         Hugo, through its subsidiaries, Hugo UK and Hugo Ireland, is a provider of radio and data communications solutions with telephone airtime access to business customers and government agencies primarily in the United Kingdom and the Republic of Ireland. Our expertise and broad range of distribution of various mobile and data communications equipment and technology, allows us to be a single source provider of mobile and data communications, network design, equipment sales, installation and systems integration, consulting and maintenance to business and government agencies.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2001 and notes thereto.

OVERVIEW

Exchange Rates

         The business of Hugo is predominantly conducted in British Pound Sterling and therefore the effect of the movements in exchange rates can have a significant effect on the results as reported. The exchange rate for the six months ended June 30, 2002 was Pound Sterling 1 = $1.4451 for the income statement and Pound Sterling 1 = $1.5328 for the balance sheet. The exchange rate for the six months ended June 30, 2001 was Pound Sterling 1 = $1.43615 for the income statement and Pound Sterling 1 = $1.41519 for the balance sheet. This should be borne in mind while analyzing the results. The business of Hugo Ireland is conducted in Euros. The change in the exchange rate of the Euro from the date of acquisition, July 1, 2001 to June 30, 2002 was not significant.

MARKET SEGMENTS

During the past three fiscal years we have concentrated on positioning Hugo to exploit each of the following main areas of business:

 AREA NUMBER        DESCRIPTION                2002                   2001          % CHANGE 2002 TO 2001
 ----------------------------------------------------------------------------------------------------------
      1        Exports                       $696,255               $547,822                +27%
                                           ----------             ----------            ----------
      2        Basic Products                $981,219               $803,810                +22%
                                           ----------             ----------            ----------
      3        On-Going Revenue              $122,897             $1,027,687                -88%
                                           ----------             ----------            ----------
      4        Telecomms                           $0               $172,365               -100%
                                           ----------             ----------            ----------
      5        Solution Providers             $44,700               $109,670                -59%
                                           ----------             ----------            ----------
               TOTAL                       $1,845,071             $2,661,354                -31%
                                           ----------             ----------            ----------


Area 1 - Exports

         We are a licensed reseller of Motorola products to Africa. However we are able to sell and distribute our vehicle tracking systems on a worldwide basis. Current export sales continue to be strong with a 27% increase this year. We will continue with sales to BP/Amoco in Africa of our tracking products. Sales to BP/Amoco for the six months ended June 30, 2002 were $443,728. Other significant shipments were to the Ghana Port Authority for $99,345 and the Algerian Government for $28,712.

Area 2 - Basic Products

         In addition to Motorola, we sell products from a number of other manufacturers including both Kenwood and Tait in the United Kingdom and the Republic of Ireland. These markets are highly competitive with a number of suppliers in the market place. We are continuing to generate significant sales in shopping mall communications and security systems. Our main customer in this sector is the large international retailer, Marks and Spencer, with sales for the six months ended June 30, 2002 of $262,250. We are also expanding our hire radio portfolio and this has generated sales of $71,526 for the six months ended June 30, 2002. During the second quarter we also had a significant new customer, the City of Westminster, which accounted for sales of $153,000 as part of their anti-crime initiative. We have re-negotiated our annual Marks and Spencer maintenance contract at an increased annual rate, from $173,000 per annum to $332,000 per annum beginning July 1, 2002. We will continue to develop our maintenance contracts to all customers during the remainder of 2002. The sales for Hugo Ireland are part of this category and for the six months ended June 30, 2002 their sales were $158,245. This remains an important sector to the group as it provides much of the "heart beat" business for the company.

Area 3 - Ongoing Revenue

         We also seek to secure repetitive income streams. These income streams derive from providing airtime contracts. However since the demise of Dolphin Telecom on July 27, 2001, which was our largest airtime provider, our revenue in this segment of our business has been significantly reduced. Currently we have airtime agreements with other providers, such as British Telecom, pursuant to which we add customers to their GSM network. For this we receive commissions on both connections and ongoing airtime instead of recognizing the gross revenue from providing connection and airtime, as was the case with the Dolphin contract. This has significantly lowered our fixed and variable costs therefore improving both gross margin percentage and operating profits. As a result of these changes, our sales for the six months ended June 30, 2002 were $122,897 a reduction of 88% as compared to 2001.

Area 4 - Telecommunications Solutions

         General economic conditions in the UK have reduced demand for these types of projects, which require significant capital commitments and therefore, we have not been actively seeking new projects as we still do not see a significant opportunity in this previously moderately successful area of our business. We will continue to take any opportunities that arise in this area but we had no sales for the six months ended June 30, 2002.

Area 5 - Solution Providers

         Total sales in this area were $44,700 for the six months ended June 30, 2002, a reduction of $64,970 for the comparable period in 2001. We believe that this area has great potential for the future as new products are being developed in the industry that will enable us to expand our potential customer base and compete more effectively with an enhanced product portfolio.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

         Revenues for the six months ended June 30, 2002 were $1,845,071 as compared to $2,661,354 for the six months ended June 30, 2001, a decrease of $816,283, or 31%. This decrease is primarily due to the decrease in on-going revenue of $904,790, from $1,027,687 to $122,897 as a result of the change in our relationship with our airtime providers to a commission basis, a decrease in Telecom's sales of $172,365, and a decrease in the sales of solution providers of $64,970. Export and basic products sales increased by $148,433 and $177,409, respectively. The contributory factors are outlined above. Included in sales for the six months ended June 30, 2002 are sales of $158,245 by Hugo Ireland, which was acquired on July 1, 2001.

Cost of Revenues

         Cost of revenues for the six months ended June 30, 2002 was $1,119,031, or 60.7% of revenues, as compared to $1,725,662, or 64.8% of revenues, for the six months ended June 30, 2001. The reduction in cost of revenues generally corresponded with our reduced revenues.

         As a result of the foregoing, gross profit decreased by $209,652 for the six months ended June 30, 2002, or 39.4% of revenues from 35.2% for the comparable period in 2001. The increase in gross profit percentage is a combination of the decrease in on-going revenues and an aggressive approach to procurement brought about by the Administration process in the UK and the deployment of a senior member of staff to both evaluate and enhance our procurement processes.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses amounted to $924,581, or 50.1% of revenues, in the six months ended June 30, 2002 as compared to $1,368,140, or 51.4% of revenues, for the comparable period in 2001. As a result of cost reductions, salaries in the UK have been reduced by $247,112, selling expenses by $92,500 and other administrative expenses by $100,800. Depreciation charges were also down by $54,720. Increases in 2002 are for Hugo Ireland of $72,042 compared to $0 in the first half of 2001 and Hugo UK's costs of the Administration of $83,156 which also were $0 in 2001. The costs of Hugo International Telecom Inc were $282,410 in the first six months of 2001 compared to $165,993 in 2002, comprised principally of professional fees.

Interest Expense

         Interest expense for the six months ended June 30, 2002 was $17,536 as compared to $55,929 for the comparable period in 2001. This reflects the reduced borrowings throughout the period.

Loss before Cumulative Effect of a Change in Accounting Principle

         The preceding factors combine to show a significant reduction in the loss before cumulative effect of a change in accounting principle of $234,077 for the six months ended June 30, 2002 as compared to $488,377 for the comparable period in 2001.

Cumulative Effect of a Change in Accounting Principle

         In connection with the adoption of SFAS 142, Hugo Ireland recorded a cumulative effect charge for goodwill impairment of $139,593 to operations in the first quarter of 2002.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

         Revenues for the three months ended June 30, 2002 were $820,348 as compared to $1,078,170 for the three months ended June 30, 2001, a decrease of $257,822, or 24%. This decrease is primarily due to the decrease in on-going revenue of $380,865, from $447,718 to $66,853 as a result of the change in our relationship with our airtime providers to a commission basis, a decrease in telecom sales of $62,605 and a decrease in export sales of $53,447. These decreases are partly offset by the increase in basic product sales of $234,786. Of this increase, $208,650 was produced in the UK with the sales to the City of Westminster and Marks and Spencer.

Cost of Revenues

         Cost of revenues for the three months ended June 30, 2002 was $474,612, or 57.9% of revenues, as compared to $740,763, or 68.7% of revenues, for the three months ended June 30, 2001. The overall reduction generally corresponds with the reduction in sales. The change in relationship with airtime providers has improved the gross margin percentage in on-going revenue to almost 100% from around 48% in 2001.

         As a result of the foregoing, gross profit increased by $8,329 for the three months ended June 30, 2002, or 42.1% of revenues from 31.3% for the comparable period in 2001. The increase in gross profit percentage is primarily due to the airtime savings and we are also benefiting from both the procurement efficiencies and the product move from export to basic products.

         Selling, general and administrative expenses amounted to $509,088, or 62.1% of revenues, in the three months ended June 30, 2002 as compared to $695,659, or 64.5% of revenues, for the comparable period in 2001. The main savings are in the UK as a result of the Administration, with salaries in the UK reduced by $129,968, selling expenses by $53,436, other administrative expenses by $68,530, and depreciation by $6,968. Increases are for Ireland of $40,345 and Hugo International Telecom Inc. of $31,986.

Interest Expense

         Interest expense for the three months ended June 30, 2002 was $8,998 as compared to $28,282 for the comparable period in 2001. This reflects the reduced borrowings throughout the period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $2,229,254 at June 30, 2002, which represented an increase in the working capital deficit of $1,713,335 from the working capital deficit of $515,919 at June 30, 2001.

         Net cash used in operations for the six months ended June 30, 2002 was $318,580 as compared to $574,986 for the six months ended June 30, 2001. Net cash used in operations for the six months ended June 30, 2002 reflects a net loss of $373,670 and a decrease in accounts payable of $182,745 offset by the goodwill impairment charge of $139,593 and an increase in deferred revenue of $42,152. Net cash used in operations for the six months ended June 30, 2001 reflects a net loss of $488,377, an increase in inventory of $40,973 and a decrease in accounts payable of $465,531 offset by depreciation and amortization of $106,306 and decreases in accounts receivable and prepaid expenses and other current assets of $274,343 and $95,698, respectively.

         Net cash provided by financing activities for the six months ended June 30, 2002 was $138,732, primarily consisting of capital contributions of $139,044. Net cash provided by financing activities for the six months ended June 30, 2001 was $561,598, of which the principal sources of cash were from proceeds from borrowings of long-term debt and the issuance of preferred stock of $373,399 and $450,000, respectively, and the principal use of cash was to repay bank overdrafts of $133,826.

         We have incurred operating losses for the six months ended June 30, 2002 and 2001 of $373,670 and $488,377, respectively. We have negative working capital of $2,229,254 as of June 30, 2002, and our liabilities exceed our assets by $1,941,769 as of June 30, 2002. These conditions would raise doubt about our ability to continue as a going concern. Present management has set the following objectives for fiscal 2002/2003 to enable us to continue as going concern:

         - Continue to maximize our sales revenues in all areas of our sales strategy and instigate sales as other technical opportunities present themselves. We believe that our long term investments in on-going revenue and partnership with O2, our co-operative partnership with Motorola in the export markets, our continuing good relationship with BP/Amoco and our development of the vehicle tracking system in the solution providers area will enable us to meet our objectives. The introduction of the investment in Hugo Ireland will continue to provide additional revenue. We will seek to improve further our gross margins by actively reviewing procurement procedures

         - Continue to reduce areas of overhead expense. The reduced headcount will continue for the remainder of the year and marketing will only be operational if funds allow.

         - Accounts receivable is also targeted as an area to produce a positive cash flow by undertaking more efficient collection efforts. The appointment of a credit manager in the first quarter of 2002 is continuing to have a noticeable improvement in reducing the aging of our accounts receivable.

         - The directors of the company are continuing to discuss with the directors of Worldlink, a possible merger of the two companies. At this time present management cannot assess the likelihood of our ability to achieve the merger.

       At this time present management cannot access the likelihood of our ability to achieve these objectives. If we are unable to achieve these objectives, we may be forced to cease our business operations, sell our assets and/or seek further protection under applicable bankruptcy laws.

         On July 12, 2002, the creditor's committee approved, by a majority vote, a Company Voluntary Arrangement ("CVA"). The CVA requires Hugo UK to make a monthly contribution of no less than L7,500 (approximately $11,000) toward a total of L150,000 (approximately $225,000) by July 2003. Although the ultimate amount of and settlement terms for the liabilities are subject to a final plan of reorganization, the administrator has estimated the distribution, before costs, to be approximately L.21 per L1.00 to the unsecured creditors.

                                    PART II.
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On October 12, 2001, an order of administration was entered against Hugo UK, our operating subsidiary, under the United Kingdom bankruptcy laws. The order provides Hugo UK protection from its creditors and appoints administrators to aid Hugo UK in its day to day operations. On July 12, 2002, the creditor's committee approved, by a majority vote, a Company Voluntary Arrangement ("CVA"). The CVA requires Hugo UK to make a monthly contribution of no less than L7,500 (approximately $11,000) toward a total of L150,000 (approximately $225,000) by July 2003. This amount has been guaranteed by the Company. Although the ultimate amount of and settlement terms for the liabilities are subject to a final plan of reorganization, the administrator has estimated the distribution, before costs, to be approximately L.21 per L1.00 to the unsecured creditors.

         In connection with the preparation of this Report, as required by
Section 906 of the Sarbanes-Oxley Act of 2002, each of David Foden, the Company's Chief Executive Officer, and Michael Christmas, the Company's Chief Financial Officer have certified that this Quarterly report on Form 10-QSB fully complies with the reporting requirements of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operation of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  A.  Exhibits -

         10.1     Company Voluntary CVA Agreement dated July 12, 2002

                  B.  Reports on Form 8-K -  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HUGO INTERNATIONAL TELECOM, INC.


August 19, 2002                     By:    /s/  David Foden
                                           -------------------------------------
                                           David Foden
                                           President and Chief Executive Officer

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