Form 10QSB
period 2002-09-30
HUGO INTERNATIONAL TELECOM INC
filed 2002-11-20
CIK 1120802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the three months ended September 30, 2002

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

                             X    YES          NO
                           ------       ------

There were - 20,557,306 shares of the Registrant's $.0001 par value common stock outstanding as of September 30, 2002.

Transitional Small Business Format (check one)  Yes         NO     X
                                                    -----        -----

                                   FORM 10-QSB
                HUGO INTERNATIONAL TELECOM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I.               FINANCIAL INFORMATION

    Item 1.           Consolidated Financial Statements.....................            F-1

    Item 2.           Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................            4

    Item 3.           Controls and Procedures...............................            11

PART II.              OTHER INFORMATION

    Item 5            Other Information.....................................            13

    Item 6            Exhibits and Reports on Form 8-K......................            13

Signatures            ......................................................            14

                         PART I - FINANCIAL INFORMATION

The unaudited financial statements of Hugo International Telecom, Inc. and its subsidiaries, Hugo International Limited ("Hugo UK") and Hugo International (Ireland) Ltd. ("Hugo Ireland" and collectively, the "Company" and sometimes as "we", "us" or "Hugo"), as at and for the period ending September 30, 2002 were prepared by management and commence on the following page. In the opinion of management the financial statements fairly present the financial condition of the Company.


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES

                                      Index

                                                                                   Page
                                                                                   ----
Consolidated Balance Sheet as of September 30, 2002 (Unaudited)                     F-1

Consolidated Statements of Operations for the Three and Nine Months
    Ended September 30, 2002 and 2001 (Unaudited)                                   F-2

Consolidated Statements of Comprehensive Loss for the Three and
    Nine Months Ended September 30, 2002 and 2001 (Unaudited)                       F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
    September 30, 2002 and 2001 (Unaudited)                                         F-4

Notes to Consolidated Financial Statements                                          F-6

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)


                                     ASSETS

Current assets:
    Cash                                                                             $   310,723
    Accounts receivable, net of allowance for doubtful accounts of $265,163              771,728
    Inventory                                                                            130,663
    Due from affiliates                                                                  142,751
    Prepaid expenses and other current assets                                            118,989
                                                                                     -----------
                Total current assets                                                   1,474,854
Property and equipment, net                                                              136,291
Other assets:
    Customer lists, net                                                                  124,724
    Other assets                                                                          24,329
                                                                                     -----------
                Total other assets                                                       149,053
                                                                                     -----------
                                                                                     $ 1,760,198
                                                                                     ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Due to factor                                                                    $   178,821
    Accounts payable                                                                     682,118
    Current maturities of capital lease obligations                                        6,193
    Due to director                                                                       29,403
    Loan payable                                                                         224,393
    Accrued expenses                                                                     578,580
    Deferred revenue                                                                     127,254
    Liabilities subject to compromise                                                  2,272,942
                                                                                     -----------
                Total current liabilities                                              4,099,704
Capital lease obligations                                                                 11,796
Commitments and contingencies
Stockholders' deficiency:
    Preferred stock, par value - $.0001:
        Authorized - 600,000 shares
        Issued and outstanding - 0 shares                                                     --
    Series A convertible preferred stock, par value - $.0001:
        Authorized - 400,000 shares
        Issued and outstanding - 90,000 shares
        Liquidation value of $450,000                                                          9
    Common stock, par value - $.0001:
        Authorized - 50,000,000 shares

        Issued and outstanding - 20,557,306 shares                                         2,056
    Additional paid-in capital                                                         2,207,133
    Accumulated other comprehensive loss                                                (135,152)
    Accumulated deficit                                                               (4,425,348)
                                                                                     -----------
                Total stockholders' deficiency                                        (2,351,302)
                                                                                     -----------
                                                                                     $ 1,760,198
                                                                                     ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                             September 30,
                                                            -------------------------                 ------------------------
                                                            2002                 2001                 2002                 2001
                                                            ----                 ----                 ----                 ----
Revenue                                                 $    641,041         $    621,414         $  2,486,112         $  3,282,768

Cost of revenue                                              363,278              440,287            1,482,309            2,165,949
                                                        ------------         ------------         ------------         ------------

Gross profit                                                 277,763              181,127            1,003,803            1,116,819

Selling, general and administrative expenses                 608,244              792,239            1,550,825            2,160,379

Impairment of goodwill                                            --              381,180                   --              381,180
                                                        ------------         ------------         ------------         ------------

Operating loss                                              (330,481)            (992,292)            (547,022)          (1,424,740)

Interest expense                                               9,510               26,187               27,046               82,116
                                                        ------------         ------------         ------------         ------------

Loss before cumulative effect of a change in
    accounting principle                                    (339,991)          (1,018,479)            (574,068)          (1,506,856)

Cumulative effect on prior year (to December 31,
    2001) of goodwill impairment                                  --                   --             (139,593)                  --
                                                        ------------         ------------         ------------         ------------

Net loss                                                $   (339,991)        $ (1,018,479)        $   (713,661)        $ (1,506,856)
                                                        ============         ============         ============         ============


Basic and diluted net loss per share:
    Loss before cumulative effect of a change
        in accounting principle                         $       (.02)        $       (.05)        $       (.03)        $       (.07)
    Cumulative effect on prior year (to
        December 31, 2001) of goodwill
        impairment                                                --                   --                   --                   --
                                                        ------------         ------------         ------------         ------------

    Net loss                                            $       (.02)        $       (.05)        $       (.03)        $       (.07)
                                                        ============         ============         ============         ============


Weighted average number of common shares
    used in loss per share computation                    20,557,306           20,557,306           20,557,306           20,525,453
                                                        ============         ============         ============         ============

SEE NOTES TO FINANCIAL STATEMENTS.

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements of Comprehensive Loss
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                       -----------------------               ----------------------
                                                       2002               2001               2002              2001
                                                       ----               ----               ----              ----
Net loss                                            $(339,991)        $(1,018,479)        $(713,661)        $(1,506,856)

Other comprehensive income (loss):

    Foreign currency translation adjustments          (69,542)              4,172          (201,786)             15,044
                                                    ---------         -----------         ---------         -----------

Comprehensive loss                                  $(409,533)        $(1,014,307)        $(915,447)        $(1,491,812)
                                                    =========         ===========         =========         ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                              2002               2001
                                                                              ----               ----
Cash flows from operating activities:
    Net loss                                                               $(713,661)        $(1,506,856)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                         49,503             150,719
        Loss on disposal of fixed assets                                       9,021                  --
        Goodwill impairment                                                  139,593             381,180
        Write-off of due from affiliate                                      140,208                  --
        Change in assets and liabilities:
           Accounts receivable                                                45,842             531,593
           Income tax refund                                                      --              (3,077)
           Inventory                                                         (18,179)            (80,653)
           Due from affiliates                                              (129,533)                 --
           Prepaid expenses and other current assets                         (65,457)                 --
           Other assets                                                          468              39,301
           Accounts payable                                                 (268,662)             93,098
           Accrued expenses                                                  257,281              92,415
           Deferred revenue                                                   80,412              (8,779)
           Payments to administrator for liabilities subject
              to compromise                                                  (35,261)                 --
                                                                           ---------         -----------
                Net cash used in operating activities                       (508,425)           (311,059)
                                                                           ---------         -----------

Cash flows from investing activities:
    Acquisition of property and equipment                                     (2,853)             (4,868)
    Acquisition of Hugo International (Ireland) Ltd., net of cash
        acquired                                                                  --              28,871
                                                                           ---------         -----------
                Net cash provided by (used in) investing activities           (2,853)             24,003
                                                                           ---------         -----------

Cash flows from financing activities:
    Decrease in bank overdraft                                                    --            (268,233)
    Proceeds from factor, net                                                178,821                  --
    Payments of capital lease obligations                                     (4,040)            (37,149)
    Net borrowings on stockholder advances                                        --             273,731
    Proceeds from loan payable                                               224,393                  --
    Payments on borrowings                                                        --            (182,030)
    Proceeds from issuance of preferred stock                                     --             450,000
    Capital contribution                                                     139,044                  --
    Payment on subscription receivable                                            --               1,541
                                                                           ---------         -----------
                Net cash provided by financing activities                    538,218             237,860
                                                                           ---------         -----------

Effect of exchange rates on cash                                              12,436               8,777
                                                                           ---------         -----------

Net increase (decrease) in cash                                               39,376             (40,419)

Cash, beginning of year                                                      271,347              58,642
                                                                           ---------         -----------

Cash, end of period                                                        $ 310,723         $    18,223
                                                                           =========         ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)




                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                           2002             2001
                                           ----             ----
Cash paid during the period for:

    Interest                            $   27,046        $ 82,446
                                        ==========        ========


               SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


During the nine months ended September 30, 2001, the Company entered into capital leases for equipment with a fair market value of $54,204.

During the nine months ended September 30, 2001, the Company issued 25,356 shares of common stock in satisfaction of a note payable in the amount of $19,018.

During the nine months ended September 30, 2001, the Company acquired Hugo International (Ireland) Ltd., a wholly-owned subsidiary for common stock valued at $191,700.


SEE NOTES TO FINANCIAL STATEMENTS.

                       HUGO INTERNATIONAL TELECOM, INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)

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

         In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of (a) the results of operations and comprehensive loss for the three and nine months ended September 30, 2002 and 2001 (unaudited), (b) the financial position at September 30, 2002 (unaudited), and (c) cash flows for the nine month periods ended September 30, 2002 and 2001 (unaudited), have been made.

         The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 2001. The results of operations for the nine month period ended September 30, 2002 (unaudited) are not necessarily indicative of those to be expected for the entire year.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual value and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 144"). Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001. Beginning January 1, 2002, in accordance with SFAS 142, the Company is no longer recording amortization expense related to goodwill.

                       HUGO INTERNATIONAL TELECOM, INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)

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

         As of September 30, 2002, the Company has no unamortized goodwill. Unamortized identifiable intangible assets consists of customer lists in the amount of approximately $125,000. Amortization expense related to goodwill was zero in 2002 and $24,000 and $69,000 for the three and nine months ended September 30, 2001. Customer list amortization was $9,000 and $27,000 for the three and nine months ended, respectively, in both 2002 and 2001. Excluding amortization expense related to goodwill of $24,000 and $69,000 for the three and nine months ended September 30, 2001, respectively, net loss for those periods would have been approximately $994,000 and $1,438,000, respectively. Basic and diluted net loss per share would have remained unchanged at $.05 and $.07 for the three and nine months ended September 30, 2001, respectively.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our consolidated financial statements with respect to future disposal decisions, if any.

                       HUGO INTERNATIONAL TELECOM, INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)

2.       EARNINGS/(LOSS) PER SHARE

         The Company calculates basic and diluted earnings/(loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings/(loss) per share excludes any dilutive effect of stock options, warrants and convertible securities.

3.       BANKRUPTCY

         As a result of the statutory demand by one of the Company's suppliers, on October 12, 2001, an order of administration was entered against Hugo UK, an operating subsidiary, under United Kingdom bankruptcy laws. The order provides Hugo UK protection from its creditors and appointed administrators to aid Hugo UK in its day-to-day operations. The effects of this on the Company's operations are uncertain; however, operations have proceeded normally to date.

         The consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under Bankruptcy Code," and have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which principles, except as otherwise disclosed, assume that assets will be realized and liabilities will be discharged in the ordinary course of business. As a result of the order of administration under the United Kingdom bankruptcy laws and circumstances relating to this event, including the Company's debt structure, default on all pre-petition debt, negative cash flows, recurring losses and current economic conditions, such realization of assets and liquidation of liabilities are subject to significant uncertainty. While under the protection of the United Kingdom bankruptcy laws, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the consolidated financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

         The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to obtain a debtor-in-possession financing facility and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

                       HUGO INTERNATIONAL TELECOM, INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)

         Unsecured liabilities as of the Petition Date (October 12, 2001) are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the United Kingdom Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the administrative proceeding have been segregated and classified as liabilities subject to compromise on the consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities as well as all pending litigation against debtors are stayed while the debtors continue their business operations as debtors-in-possession. Unaudited schedules have been filed by the debtors with the United Kingdom Bankruptcy Court setting forth the assets and liabilities of the debtors as of the Petition Date as reflected in the debtors' accounting records.

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

         Payroll and other taxes payable        $   233,610
         7.25% secured note payable                 148,038
         Trade accounts payable                     777,899
         Principal stockholder debt                 233,676
         Related party debt                         866,577
         Other payable                               48,403
                                                -----------
                                                  2,308,203
         Payments made to administrator             (35,261)
                                                -----------
                                                $ 2,272,942
                                                ===========

         On July 12, 2002, the creditor's committee approved, by a majority vote, a Company Voluntary Arrangement ("CVA"). The CVA requires Hugo UK to make a monthly contribution of no less than L7,500 (approximately $12,000) toward a total of L150,000 (approximately $234,000) by July 2003. This amount has been guaranteed by Hugo International Telecom, Inc. As of September 30, 2002,
Hugo UK has paid approximately $35,000 to the administrator. Although the ultimate amount of and settlement terms for the liabilities are subject to a final plan of reorganization, the administrator has estimated the distribution, before costs, to be approximately L.21 per L1.00 to the unsecured creditors.

                       HUGO INTERNATIONAL TELECOM, INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)

4.       PROPOSED MERGER WITH WORLDLINK TECHNOLOGIES, INC.

         In May 2002, the Company entered into a preliminary agreement for a proposed merger with Worldlink Technologies, Inc. ("Worldlink"). Under the agreement, the Company would have acquired 100% of the issued and outstanding shares of Worldlink's common stock in exchange for approximately 69% of the Company's currently outstanding shares. On November 6, 2002, the Company withdrew from the proposed merger agreement with Worldlink and the preliminary agreement was terminated. During the three months ended September 30, 2002, the Company was advanced approximately $224,000 by Worldlink, which is due on demand and collateralized by a pledge of all the shares of common stock owned by David Foden, the Company's Chairman and Chief Executive Officer.

5.        DUE TO FACTOR

         In August 2002, Hugo UK signed a financing agreement with a commercial factor for a maximum L200,000 line of credit (approximately $312,000 at September 30, 2002). The borrowings are based on a percentage of eligible accounts receivable. Under the terms of the agreement, Hugo UK pays interest at 2.5% above the base rate (6.5% at September 30, 2002). Borrowings under the line are secured by the related accounts receivable and are also guaranteed by the Company and two of its affiliates, Hugo Globecom Limited and Tradecom Telecommunications Limited. In addition, two of the Company's Directors have each guaranteed up to L50,000 of this indebtedness.

6.        Employment Agreement

         In July 2002, the Company entered into an employment agreement with David Foden, the Company's Chairman and Chief Executive Officer of the Company. The agreement provides for a base salary of L132,000 (approximately $206,000 at September 30, 2002) and an annual incentive bonus based on the Company's attainment of earnings. The agreement also contains provisions whereby if Mr. Foden is terminated by the Company, or resigns his position, he will be entitled to a $6,000,000 lump sum payment. The agreement expires on June 30, 2005 and is automatically renewed for six month terms unless terminated by either party.

                       HUGO INTERNATIONAL TELECOM, INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)


7.       SEGMENT INFORMATION

         The Company classifies its operations into five reportable segments based on market sectors. These sectors are used by management to make operating decisions and performance assessments. The revenue, cost of revenue and gross profit of these segments are as follows:

                                      Nine Months Ended
                                         September 30,
                                   -------------------------
                                   2002                 2001
                                   ----                 ----
                                (Unaudited)          (Unaudited)
Revenue:
     Exports                     $  713,310          $  617,277
     Basic products               1,527,452           1,168,947
     Ongoing revenue                150,095           1,265,780
     Telecommunications                  --             103,937
     Solution providers              95,255             126,827
                                 ----------          ----------

                                 $2,486,112          $3,282,768
                                 ==========          ==========
Cost of revenue:
     Exports                     $  547,465          $  518,512
     Basic products                 877,338             806,547
     Ongoing revenue                    792             687,823
     Telecommunications                  --              64,960
     Solution providers              56,714              88,107
                                 ----------          ----------

                                 $1,482,309          $2,165,949
                                 ==========          ==========

Gross profit:
     Exports                     $  165,845          $   98,765
     Basic products                 650,114             362,400
     Ongoing revenue                149,303             577,957
     Telecommunications                  --              38,977
     Solution providers              38,541              38,720
                                 ----------          ----------
                                 $1,003,803          $1,116,819
                                 ==========          ==========

                  Management has not included net income (loss), total assets, depreciation expense and interest expense by segment due to the fact that they do not use these amounts as a basis for their operating decisions.

                       HUGO INTERNATIONAL TELECOM, INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            For the Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)

           Products and services revenue by segment are as follows:

                                                        Nine Months Ended September 30, 2002
                                                 -------------------------------------------------
                                                                     (Unaudited)

                                                 Products              Services              Total
                                                 --------              --------              -----
Revenue:
     Exports                                    $  713,310            $       --            $  713,310
     Basic products                              1,219,481               307,971             1,527,452
     Ongoing revenue                                    --               150,095               150,095
     Telecommunications                                 --                    --                    --
     Solution providers                             95,255                    --                95,255
                                                ----------            ----------            ----------
                                                $2,028,046            $  458,066            $2,486,112
                                                ==========            ==========            ==========

                                                         Nine Months Ended September 30, 2001
                                                 ---------------------------------------------------
                                                                     (Unaudited)

                                                 Products              Services                Total
                                                 --------              --------                -----
Revenue:
     Exports                                    $  617,277            $       --            $  617,277
     Basic products                                892,122               276,825             1,168,947
     Ongoing revenue                                    --             1,265,780             1,265,780
     Telecommunications                            102,586                 1,351               103,937
     Solution providers                            126,827                    --               126,827
                                                ----------            ----------            ----------
                                                $1,738,812            $1,543,956            $3,282,768
                                                ==========            ==========            ==========

'ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

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

OVERVIEW

EXCHANGE RATES

The business of Hugo International Limited is predominantly conducted in British Pound Sterling and therefore the effect of the movements in exchange rates can have a significant effect on the results as reported. The exchange rate for the nine months ended September 30, 2002 was Pound Sterling 1 = $1.4805 for the income statement and Pound Sterling 1 = $1.5614 for the balance sheet. The exchange rate for the nine months ended September 30, 2001 was Pound Sterling 1 = $1.43878 for the income statement and Pound Sterling 1 = $1.4752 for the balance sheet. This should be considered while analyzing the results. The exchange rate of the Euro, which is utilized in the business of Hugo Ireland Limited, from the date of acquisition of Hugo Ireland on July 1, 2001 to September 30, 2002 was not significant.

MARKET SEGMENTS

During the past three fiscal years we have concentrated on positioning Hugo to exploit each of the following main areas of business:

 AREA NUMBER         DESCRIPTION               2002                   2001           % CHANGE 2002 TO 2001
 -----------         -----------               ----                   ----           ---------------------
      1         Exports                     $  713,310             $  617,277                +16%
----------------------------------------------------------------------------------------------------------
      2         Basic Products              $1,527,452             $1,168,947                +31%
----------------------------------------------------------------------------------------------------------
      3         On-Going Revenue            $  150,095             $1,265,780                -88%
----------------------------------------------------------------------------------------------------------
      4         Telecom                     $        0             $  103,937               -100%
----------------------------------------------------------------------------------------------------------
      5         Solution Providers          $   95,255             $  126,827                -25%
----------------------------------------------------------------------------------------------------------
                                            $2,486,112             $3,282,768                -24%
                TOTAL
----------------------------------------------------------------------------------------------------------



AREA 1 - EXPORTS

We have been selling Motorola products and vehicle tracking systems in Africa over the past two years. Vehicle tracking systems have also been available to the rest of the world. Sales for 2002 remain at 16% above those recorded for 2001 and our significant sales in 2002 have been to BP/Amoco for $443,728, the Ghana Port Authority for $99,345 and the Algerian Government for $28,712.

AREA 2 - BASIC PRODUCTS

In addition to Motorola, we sell products from a number of other manufacturers including both Kenwood and Tait in the United Kingdom and the Republic of Ireland. These markets are highly competitive and there are a number of suppliers in the market place. We are continuing to generate significant sales in shopping mall communications and security systems. Our main customer in this sector is the large international retailer, Marks and Spencer, with sales for the nine months ended September 30, 2002 of $588,371. We are also expanding our hire radio portfolio and this has generated sales of $98,837 for the nine months ended September 30, 2002. During the second quarter we also had a significant new customer, the City of Westminster, which accounted for sales of $153,000 as part of their anti-crime initiative. Other successes include Dowling Blunt for $26,620 and Honda UK for $7,152. We have re-negotiated our annual Marks and Spencer maintenance contract at an increased annual rate, from $173,000 per annum to $332,000 per annum beginning July 1, 2002. We will continue to develop our maintenance contracts to all customers during the remainder of 2002. The sales for Hugo Ireland are part of this category and for the nine months ended September 30, 2002 these were $208,425. This remains an important sector to the group as it provides much of the "heart beat" business for the company.

AREA 3 - ONGOING REVENUE

We also seek to secure repetitive income streams. These income streams drive from providing airtime contracts. However since the demise of Dolphin Telecom on July 27, 2001, which was our largest airtime provider, our revenue in this segment of our business has been significantly reduced. Currently we have airtime agreements with other providers, such as British Telecom and O2, pursuant to which we add customers to their GSM networks. For this we receive commissions on both connections and also ongoing airtime instead of recognizing the gross revenue from providing connection and airtime, as was the case with the Dolphin contract. This has significantly lowered our fixed and variable costs therefore improving both gross margin percentage and operating profits. As a result of these changes our sales for the nine months ended September 30, 2002 were $150,095 a reduction of 88% as compared to 2001.

AREA 4 - TELECOMMUNICATIONS SOLUTIONS

General economic conditions in the UK have reduced demand for these types of projects, which require significant capital commitments and therefore, we have not been actively seeking new projects as we still do not see a significant opportunity in this previously moderately successful area of our business. We will take any opportunities in this area if they form part of an overall integrated solution, however we have had no sales for the nine months ended September 30, 2002.

AREA 5 - SOLUTION PROVIDERS

Total sales in this area were $95,255 for the nine months ended September 30, 2002, a reduction of $31,572 for the comparable period in 2001. Significant sales in 2002 are to Easypics for $72,160. We believe that this area has great potential for the future as new products are being developed in the industry that will enable us to expand our potential customer base and compete more effectively with an enhanced product portfolio.

RESULTS OF OPERATIONS  - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Revenues for the nine months ended September 30, 2002 were $2,486,112 as compared to $3,282,768 for the nine months ended September 30, 2001, a decrease of $796,656, or 24.3%.

This decrease is primarily due to the decrease in on-going revenue of $1,115,685, from $1,265,780 to $150,095 as a result of the change in our relationship with our airtime providers to a commission basis, a decrease in telecom segment sales of $103,937, and a decrease in the sales of solution providers segment of $31,572. Export and basic product segment sales have increased by $96,033 and $358,505, respectively. The contributory factors are outlined above. Total revenues for products and services were $2,028,046 and $458,066, respectively, for the nine months ended September 30, 2002 as compared to $1,738,812 and $1,543,956, respectively, for the nine months ended September 30, 2001. Included in sales for the nine months ended September 30, 2002 are sales of $208,425 by Hugo Ireland, compared to $31,626 for the third quarter of 2001. Hugo Ireland was acquired on July 1, 2001.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2002 was $1,482,309, or 59.6% of revenues, as compared to $2,165,949, or 66.0% of revenues, for the nine months ended September 30, 2001. The reduction in cost of revenues generally corresponded with our reduced revenues.

GROSS PROFIT

Gross profit decreased by $113,016 for the nine months ended September 30, 2002 compared to prior year. However, the Company's gross profit, as a percentage of revenue increased to 40.4% of revenues from 34.0% for the comparable period in 2001. The increase in gross profit percentage is a combination of the decreases in on-going revenues with lower gross profit, a continued aggressive approach to procurement brought about by the Administration and CVA process in the UK, and the deployment of a senior member of staff to both evaluate and enhance our procurement processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administration expenses amounted to $1,550,825, or 62.4% of revenues, in the nine months to September 30, 2002 as compared to $2,165,949, or 66.0% of revenues, for the comparable period in 2001. Hugo UK's selling, general and administration expenses were $1,081,256 in 2002 as compared to $1,825,540 in 2001. This decrease is a direct result of cost reductions and includes a decrease in salaries of $422,908, selling expenses of $98,118 and financial costs of $90,954. Hugo Ireland's selling, general and administrative expenses were $93,017 in 2002 as compared to $23,947 in 2001 as a result of its acquisition in July of 2001. Hugo International Telecom Inc.'s selling, general and administrative expenses were $468,386 in 2002 as compared to $310,892 in 2001. The increase includes a write off of bad debts of $140,208 against Cerocom, an affiliated company, as a result of legal action by a former employee and the remaining amount is comprised principally of professional fees.

IMPAIRMENT OF GOODWILL

During the third quarter of 2001 we incurred an impairment charge of $381,180, which represents the write off of goodwill held in Hugo UK as a result of the cancellation of the Dolphin contract.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2002 was $27,046 as compared to $82,116 for the comparable period in 2001. This reflects the reduced borrowings throughout the period.

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

The preceding factors combine to show a significant reduction in the loss before cumulative effect of a change in accounting principle of $574,068 for the nine months ended September 30, 2002 as compared to $1,506,856 for the comparable period in 2001.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In connection with the adoption of SFAS 142, Hugo Ireland recorded a cumulative effect charge for goodwill impairment of $139,593 to operations in the first quarter of 2002.

RESULTS OF OPERATIONS  - THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Revenues for the three months ended September 30, 2002 were $641,041 as compared to $621,414 for the three months ended September 30, 2001, a relatively modest increase of $19,627, or 3.2%. This change is due to increases in revenues of the basic product segment of $181,096, the telecommunications solutions segment of $68,428 and solution providers segment of $33,398. The gain was partially offset by decreases in the ongoing revenue segment of $210,895 and basic products segment of $52,400.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2002 was $363,278, or 56.7% of revenues, as compared to $440,287, or 70.9% of revenues, for the three months ended September 30, 2001. The reduction in cost of revenues generally corresponded with our reduced revenues.

GROSS PROFIT

Gross profit increased by $96,636 for the three months ended September 30, 2002 compared to the prior year. Further, the Company's gross profit, as a percentage of revenue, increased to 43.3% of revenues from 29.1% for the comparable period in 2001. The increase in gross profit percentage is a combination of the decreases in on-going revenues and the export sales, which have lower gross profit percentage and the increase in basic product segment sales with a higher gross profit percentage. We have also continued our aggressive approach to procurement brought about by the Administration and CVA process in the UK, and the deployment of a senior member of staff to both evaluate and enhance our procurement processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administration expenses amounted to $608,244, or 94.9% of revenues, in the three months ended September 30, 2002 as compared to $1,173,419, or 188.8% of revenues for the comparable period in 2001. Hugo UK recorded a reduction of $310,742 in 2002 as compared to 2001. The significant reductions were in salaries of $191,198, financial costs of $53,777 and selling costs of $49,189. In the third quarter of 2002 we incurred costs of approximately $42,000 for due diligence in connection with the proposed Worldlink merger. We also had a write off of bad debts of $140,208 against Cerocom, an affiliated company, as a result of legal action by a former employee.

IMPAIRMENT OF GOODWILL

During the third quarter of 2001 we incurred an impairment charge of $381,180, which represents the write off of goodwill held in Hugo UK as a result of the cancellation of the Dolphin contract.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2002 was $9,510 as compared to $26,187 for the comparable period in 2001. This reflects the reduced borrowings throughout the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a working capital deficit of $2,624,850 at September 30, 2002, which represented an increase in the working capital deficit of $1,360,052 from the working capital deficit of $1,264,798 at September 30, 2001.

Net cash used in operations for the nine months ended September 30, 2002 was $508,425 as compared to $311,059 for the comparable period in 2001. Net cash used in operations for the nine months ended September 30, 2002 reflects a net loss of $713,661, a decrease in accounts payable of $268,662 and a decrease in prepaid expenses of $65,457; offset by the goodwill impairment charge of $139,593, an increase in deferred revenue of $80,412, and an increase in accrued expenses of $257,281. Net cash used in operations for the nine months ended September 30, 2001 reflects a net loss of $1,506,856, which was offset by an increase in accounts payable of $531,593, a goodwill impairment of $381,180, depreciation and amortization of $150,719, and an increase in accounts payable of $93,038.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $538,218, primarily consisting of proceeds from a loan of $224,393, proceeds from a bank note of $178,821 and capital contributions of $139,044. Net cash provided by financing activities for the nine months ended September 30, 2001 $237,860, of which the principal sources of cash were the issuance of preferred stock and borrowings on stockholder advances of $450,000 and $273,731 respectively, and the principal uses of cash were to repay bank overdrafts and borrowings of $268,233 and $182,030 respectively.

We have incurred operating losses for the nine months ended September 30, 2002 and 2001 of $547,022 and $1,424,740 respectively. We have a negative working capital of $2,624,850 as of September 30, 2002, and our liabilities exceed our assets by $2,351,302. These conditions would raise doubt about our ability to continue as a going concern. Present management has set the following objectives for fiscal 2002/2003 to enable us to continue as going concern:

     - Continue to maximize our sales revenues in all areas of our sales strategy and instigate sales as other technical opportunities present themselves. We believe that our long-term investments in on-going revenue and partnership with O2, our development of the vehicle tracking system in the solution providers area, and our ability to be aggressive in the retail sector in the UK will enable us to meet our objectives. The introduction of the investment in 2001 of Hugo Ireland will continue to provide additional revenue. We will seek to improve further our gross margins by actively reviewing procurement procedures.

     - Continue to reduce areas of overhead expense. This remains on target. The reduced headcount will continue for the remainder of the year and marketing will only be operational if funds allow.

     - Accounts receivable is also targeted as an area to produce a positive cash flow by undertaking more efficient collection efforts. The appointment of a credit manager in the first quarter of 2002 is continuing to have a noticeable improvement in reducing the ageing of our accounts receivable. There are increased provisions within the financials.

     - The directors of the company are continuing to actively seek further external investment into the Company and to look at opportunities to expand the companies operations.

At this time present management cannot access the likelihood of our ability to achieve these objectives. If we are unable to achieve these objectives, we may be forced to cease our business operations, sell our assets and/or seek further protection under applicable bankruptcy laws.

CRITICAL ACCOUNTING POLICIES

Inventory - Inventory is stated at the lower of cost (first-in, first-out method) or market.

Concentration of Credit Risk - The Company's product line is sold primarily to various corporations in Europe. The Company does not require collateral from its customers. The accounts receivable are spread among a number of customers and are geographically dispersed such that in management's opinion credit risk is minimized.

Revenue Recognition - The Company recognizes revenue as follows:

     - Product sales - as products are shipped, title passes and accepted by the customer

     -    Airtime contracts - as services are rendered

     -    Equipment rental - as services are rendered

     - Maintenance contracts - deferred and recognized ratably over the term of the maintenance agreement, which is typically three months

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


ITEM 3.  CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                    PART II.
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         In July 2002, the Company entered into an employment agreement with David Foden, the Company's Chairman and Chief Executive Officer of the Company. The agreement provides for a base salary of L132,000 (approximately $206,000 at September 30, 2002) and an annual incentive bonus based on the Company's attainment of earnings. The agreement also contains provisions whereby if Mr. Foden is terminated by the Company, or resigns his position, he will be entitled to a $6,000,000 lump sum payment. The agreement expires on June 30, 2005 and is automatically renewed for six month terms unless terminated by either party.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.
       --------
       10.1       Employment Agreement dated July 1, 2002 by and between Hugo
                  International Limited and David Foden.

       99.1 Certification of David Foden pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Michael Christmas pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HUGO INTERNATIONAL TELECOM, INC.



November 19, 2002                   By:      /s/  David Foden
                                           -------------------------------------
                                           David Foden
                                           President and Chief Executive Officer

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

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, DAVID FODEN, President and Chief Executive Officer (principal executive officer) of Hugo International Telecom Inc. (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Hugo International Telecom Inc..

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      /s/ David Foden
--------------------------------
David Foden
Date: November 19, 2002


                                      2 of 2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Michael Christmas, Chief Financial Officer (principal financial officer) of Hugo International Telecom Inc. (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Hugo International Telecom Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could


                                    1 of 2
significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      /s/Michael Christmas
-------------------------------------
Michael Christmas
Date: November 19, 2002


                                    2 of 2