Form 10KSB
period 2002-12-31
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NO.: 001-16207



                        HUGO INTERNATIONAL TELECOM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                           98-0226479
--------------------------------------------------------------------------------
(State of other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                   14B Jan Sebastian Drive, Sandwich MA 02563
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  508-888-5478
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Securities Registered Under Section 12(b) of the Exchange Act:
Title of Each Class                     Name of Each Exchange on Which Registere
Common Stock, $.0001 par value                       None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ?

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ( X_)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X No ___.

The issuer's revenue for the most recent fiscal year was $0.

The number of outstanding shares of $0.0001 par value common stock as of January 13, 2006 was 50,000,000. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the registrants as of January 13, 2006 was $280,500.

                        HUGO INTERNATIONAL TELECOM, INC.


                                AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                TABLE OF CONTENTS



Part I                                                                                                  Page No.

Item 1.           Description of Business....................................................................3

Item 2.           Description of Properties..................................................................5

Item 3.           Legal Proceedings..........................................................................5

Item 4.           Submission of Matters to a Vote of Security Holders........................................5



Part II

Item 5.           Market for Common Equity, Related Stockholder Matters and Small Business Issuer

                  Purchases of Equity Securities.............................................................6

Item 6.           Management's Discussion and Analysis or Plan of Operation..................................7

Item 7.           Financial Statements.......................................................................8

Item 8.           Changes and Disagreements with Accountants on Accounting and Financial

                  Disclosure................................................................................21

Item 8A.          Controls and Procedures...................................................................21

Item 8B.          Other Information.........................................................................21

PART III

Item 9.           Directors and Executive Officers of the Registrant........................................22

Item 10.          Executive Compensation....................................................................22

Item 11.          Security Ownership of Certain Beneficial Owners and Related Stockholders

                  Matters...................................................................................23

Item 12.          Certain Relationships and Related Transactions............................................23



PART IV

Item 13.          Exhibits .................................................................................24

Item 14           Principal Accountant Fees and Services....................................................24

Signatures        ..........................................................................................25


                           Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents Hugo International Telecom, Inc. files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly reports on Form 10QSB to be filed by us in the future fiscal years. PART I

ITEM 1.           DESCRIPTION OF BUSINESS

SUMMARY

Hugo International Telecom, Inc. ("we", the "Company" or "Hugo") was a holding company. Through its now defunct operating subsidiaries, Hugo International Limited ("Hugo UK") and Hugo International (Ireland) Ltd. ("Hugo Ireland"), Hugo supplied cellular telephone, radio and wireless data communications solutions to business customers primarily in the British Isles who had sought to improve their customer service levels and control their communications costs.

We incorporated in the State of Delaware on February 17, 2000 and acquired our Hugo UK operating subsidiary on February 24, 2000 and our Hugo Ireland operating subsidiary on July 1, 2001.

On July 27, 2001, Telesytems International Wireless, Inc. ("TIW"), the parent company of Dolphin, our major airtime supplier at that time representing 30% of our revenues, voluntarily sought protection from its creditors under the United Kingdom bankruptcy laws. On August 23, 2001 Dolphin ceased doing business with us and on August 29, 2001, Dolphin served a statutory demand upon our Hugo UK subsidiary for payment of outstanding fees for airtime service to its customers. As a result of these actions, Hugo UK could no longer provide airtime service to its customers.

As a result of the statutory demand by Dolphin, on October 12, 2001 an order of administration was entered against Hugo UK under the United Kingdom bankruptcy laws. The order provided Hugo UK protection from its creditors and in September 2002 the court appointed administrators to aid Hugo UK in its day to day operations, resulting in the Company's loss of control of its UK operating subsidiary and the eventual winding down of its operations. As discussed in Note 3 to the financial statements, the Company has deconsolidated the financial results of its UK operating subsidiary as of October 1, 2002.

On November 1, 2004 the Company entered into a consulting agreement with Jesse Dylan Capital, Inc. ("JDC") whereby JDC agreed to provide management consulting services including developing a business plan for the Company, negotiating settlements with creditors, and obtaining sources of financing. Under the terms of the consulting agreement, JDC received 29,500,000 shares of restricted Hugo common stock in lieu of a $296,000 cash payment.

In August 2005, GreenShift Corporation acquired 300,000 shares of our Series B Preferred Stock from three of our investors, which shares are convertible into that number of shares of the Company's common stock as are equal to $1.15 per preferred share at the time of conversion and have voting rights equal to 67% of the fully diluted capital stock of the Company. Subsequent to this acquisition, Hugo entered in to a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide interim management assistance and financial support while preparing Hugo for a strategic acquisition. Two acquisition candidates have been identified and the Company is currently negotiating agreements to complete those acquisitions.

ITEM 1.           DESCRIPTION OF BUSINESS (CONTINUED)

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, Hugo International Telecom's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of September 30, 2005 the Company did not have any cash, and current liabilities exceeded current assets by $197,872. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The bankruptcy proceeding of our Hugo International Telecom, Ltd., subsidiary exposes us to risks and uncertainties.

The wholly owned subsidiary, Hugo International Telecom, Ltd. (`Limited') was placed into administrative status of the UK bankruptcy code as of October, 2001. Limited was restated as a discontinued operation through the date of the bankruptcy filing for financial statement purposes and was deconsolidated as of the bankruptcy date for financial statement purposes. If Limited fails to honor certain of its contractual obligations because of the bankruptcy filing or otherwise, claims may be made against us for breaches by Limited of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, Limited bankruptcy might bring certain claims against us or seek to hold us liable for certain transfers made by Limited to us and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of January 13, 2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and is dependent upon many factors beyond our control; however, any such claims, if successful, could have a material adverse impact on our financial condition. Finally, we may incur additional costs in connection with our involvement in the Limited bankruptcy proceedings.

The Company is not likely to hold annual shareholder meetings in the next few years.

Delaware corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders. A shareholder may petition the Delaware Court of Chancery to direct that a shareholders meeting be held. But absent such a legal action, the board has no obligation to call a shareholders meeting. Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors. The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held. Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. Kevin Kreisler is currently the sole director of the Company and was appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that Mr. Kreisler will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 67% of our voting stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Investing in our stock is highly speculative and you could lose some or all of your investment.

The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies generally and very small capitalization companies such as us in particular.

ITEM 1.           DESCRIPTION OF BUSINESS (CONTINUED)

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

The holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Only a small portion of the investment community will purchase "penny stocks" such as our common stock.

Our common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. Our common stock also meets most common definitions of a "penny stock," since it trades for less than $1.00 per share. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to their customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for our common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

ITEM 2.           DESCRIPTION OF PROPERTIES

None

ITEM 3.           LEGAL PROCEEDINGS

BANKRUPTCY - Hugo International Telecom, Limited

As a result  of the  statutory  demand  by one of the  Company's  suppliers,  on
October 12, 2001, an order of administration was entered against Hugo International Limited, an operating subsidiary, under United Kingdom bankruptcy laws. The order provides Hugo International Limited protection from its creditors and appoints an administrator to aid Hugo International Limited in its day-to-day operations. The effects of this on the Company's operations resulted in the loss of control of the Subsidiary and the winding down of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Hugo International Telecom, Inc., did not submit any matters to a vote of security holders during 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company's Common Stock is listed for quotation on the pink sheets under the symbol "HGOI." The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

---------------------------------------------------------------------------------------------------------------------
Period                                                    High                                   Low
---------------------------------------------------------------------------------------------------------------------
2002 Fourth Quarter                                       0.25                                   0.03
2002 Third Quarter                                        0.50                                   0.10
2002 Second Quarter                                       0.62                                   0.15
2002 First Quarter                                        0.60                                   0.07
2001 Fourth Quarter                                       2.20                                   0.26
2001 Third Quarter                                        6.50                                   1.10
2001 Second Quarter                                       6.10                                   3.75
2001 First Quarter                                        3.50                                   1.37

Title of Class                                            Approximate Number of Holders of Record
Common Stock, 0.0001 par value                                              436



The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares. Based on information from nominee holders, we believe that the number of owners of our common stock exceeds 436.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Hugo International Telecom, Inc. was a holding company. However it no longer has any operating subsidiaries. In the past its operating subsidiaries, Hugo International Limited, and Hugo International (Ireland), Ltd., supplied cellular telephone, radio and wireless data communications solutions to business customers primarily in the British Isles who sought to improve their customer service levels and control their communications costs. Both of these operating subsidiaries are no longer in operation. Hugo Ireland was closed in 2002 and Hugo International Limited was wound down in 2003. The Company lost significant capabilities of influencing the day to day operations from the administrator of Hugo International Limited in October of 2001.

The Company incorporated in the State of Delaware on February 17, 2000 and acquired our now defunct Hugo International Limited operating subsidiary on February 24, 2000 and our defunct Hugo Ireland operating subsidiary on July 1, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements.

We may be subject to legal proceedings related to our bankrupt subsidiaries. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

GAIN/(LOSS) FROM DISCONTINUED OPERATIONS

As discussed in Note 3 to the financial statements, the company deconsolidated the operating results of its UK subsidiary as of October 1, 2002, and therefore has reported all results of the UK operations for periods prior to that date as income/(loss) from discontinued operations, net.

Gain/(loss) from discontinued operations, net, was $1,347,258 and $(2,351,870) for the years ended December 31, 2002 and December 31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $161,993 as of December 31, 2002, which represented an increase of $1,861,669 from the working capital deficit of $2,023,662 as of December 31, 2001.

The company had no cash balance as of December 31, 2002. There remains $161,693 of accounts payable and $300 of accrued expenses unsettled as of December 31, 2002.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of December 31, 2002. These conditions are due to the winding down process and are expected to continue unless new operating subsidiaries are acquired

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                           Page No
FINANCIAL STATEMENTS

  Reports of Independent Registered Public Accounting Firms.......................................................9

  Consolidated Balance Sheet as of December 31, 2002.............................................................11

  Consolidated Statements of Operations for the Years Ended December 31, 2002 and  2001..........................12

  Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2002 and 2001.............13

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002  and 2001..........................14

   Notes to Consolidated Financial Statements....................................................................15


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders,
Hugo International Telecom Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Hugo International Telecom, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as of December 31, 2001 were audited by other auditors whose report dated March 15, 2002 contained a modification expressing substantial doubt about the Company's ability to continue as a going concern.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hugo International Telecom, Inc. and Subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2002. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                /s/ Rosenberg, Rich, Baker & Berman and Company Bridgewater, New Jersey
                                     January 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Hugo International Telecom Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficiency, and cash flows of Hugo International Telecom Inc. and Subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hugo International Telecom Inc. and Subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                 /s/ Mahoney Cohen & Company, CPA, P.C.
                                     ---------------------------------
                                     New York, New York
                                     March 15, 2002

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2002


                                                                              12/31/02
                                                                            ------------
ASSETS:

TOTAL ASSETS                                                                $         --
                                                                            ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
     Accounts payable                                                            161,693
     Accrued expenses                                                                300
                                                                            ------------
       Total current liabilities                                                 161,993


Stockholders' Impairment:
Preferred stock, $0.0001 par value:
       Authorized 600,000 shares
       Issued and outstanding 0 shares                                                --

Preferred convertible stock, $0.0001
par value:
       Authorized 400,000 shares
         Issued and Outstanding 90,000 shares
       Liquidation value of $450,000                                                  9

Common Stock, par value - $0.0001
       Authorized - 50,000,000 shares
       Issued and outstanding - 20,500,000                                        2,050
Additional paid-in capital                                                    2,207,139
Accumulated other comprehensive income
Accumulated deficit                                                          (2,371,191)
                                                                             -------------
         Total stockholders' equity                                            (161,993)
                                                                             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $         0
                                                                             ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   12/31/02      12/31/01
                                                                ---------------------------

Revenues:
   Cost of revenues .........................................   $       --      $       --
Gross Profit ................................................           --              --
                                                                ------------    ------------

Operating expenses:
   Selling, general and administrative expenses .............           --              --
                                                                ------------    ------------
Income/(loss) from continuing operations before taxes .......           --              --

Provision for income taxes ..................................          6,762            --
                                                                ------------    ------------
Income/(loss) from continuing operations ....................         (6,762)           --

Gain/(loss) from discontinued operations, net of income taxes
   of $69,446 in 2001 .......................................      1,347,258      (2,351,870)
                                                                ------------    ------------

Net income/(loss) ...........................................   $  1,340,496    $ (2,351,870)
                                                                ============    ============

Basic income/(loss) attributable to common shareholders:
   Continuing operations ....................................   $       --      $       --
   Discontinued Operations ..................................   $       0.07    $      (0.11)

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations ....................................   $       --      $       --
   Discontinued Operations ..................................   $       0.07    $      (0.11)

Weighted average shares of common stock
   Outstanding basic and dilutive ...........................     20,500,000      20,533,265



            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                Additional
                                       Common                        Preferred                   Paid-In     Accumulated
                                       Shares         Amount           Shares       Amount       Capital        Deficit
                                       ------         ------           ------       ------       -------        -------

Balance, January 1, 2001 ........    20,500,000    $     2,050           --            --     $ 1,207,386   $(1,359,817)
Common stock issued in
    satisfaction of notes payable        25,356              3           --            --          19,015          --
Preferred stock issued for cash .          --             --           90,000             9       449,991          --
Common stock issued for the
    acquisition of subsidiary ...        31,950              3           --            --         191,697          --
Capital contribution ............          --             --             --            --         200,000          --
Collection of stock subscription
    receivable ..................          --             --             --            --            --            --
Comprehensive loss:
    Foreign currency translation
       adjustment ...............          --             --             --            --            --            --
    Net loss for the year .......          --             --             --            --            --      (2,351,870)
                                    -----------    -----------    -----------   -----------   -----------   -----------
        Total comprehensive loss           --             --             --            --            --      (2,351,870)
                                    -----------    -----------    -----------   -----------   -----------   -----------
Balance, December 31, 2001 ......    20,557,306          2,056         90,000             9     2,068,089    (3,711,687)
Common stock cancelled ..........       (57,306)            (6)          --            --               6          --
Capital Contribution ............          --             --             --            --         139,044          --
Comprehensive loss:
    Foreign currency translation
       adjustment ...............          --             --             --            --            --            --
    Net income for the year .....          --             --             --            --
                                                                                                     --       1,340,496
                                    -----------    -----------    -----------   -----------   -----------   -----------
        Total comprehensive loss           --             --             --            --            --       1,340,496
                                    -----------    -----------    -----------   -----------   -----------   -----------
Balance, December 31, 2002 ......    20,500,000    $     2,050         90,000   $         9   $ 2,207,139   $(2,371,191)
                                    ===========    ===========    ===========   ===========   ===========   ===========



                                   Accumulated Other    Stock          Total
                                     Comprehensive   Subscription   Stockholders
                                        Income        Receivable     Deficiency
                                        ------        ----------     ----------

Balance, January 1, 2001 ........   $    31,578    $    (1,541)   $  (120,344)
Common stock issued in
    satisfaction of notes payable          --             --           19,018
Preferred stock issued for cash .          --             --          450,000
Common stock issued for the
    acquisition of subsidiary ...          --             --          191,700
Capital contribution ............          --             --          200,000
Collection of stock subscription
    receivable ..................          --            1,541          1,541
Comprehensive loss:
    Foreign currency translation
       adjustment ...............        35,056           --           35,056
    Net loss for the year .......          --             --       (2,351,870)
                                    -----------    -----------    -----------

        Total comprehensive loss         35,056           --       (2,316,814)
                                    -----------    -----------    -----------
Balance, December 31, 2001 ......        66,634           --       (1,574,899)
Common stock cancelled ..........          --             --             --
Capital Contribution ............          --             --          139,044
Comprehensive loss:
    Foreign currency translation
       adjustment ...............       (66,634)          --          (66,634)
    Net income for the year .....          --             --        1,340,496
                                    -----------    -----------    -----------
        Total comprehensive loss           --             --       1, 273,862
                                    -----------    -----------    -----------
Balance, December 31, 2002 ......   $      --      $      --      $  (161,993)
                                    ===========    ===========    ===========

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                           12/31/02      12/31/01
                                                                          -----------------------

Cash flow from operating activities
   Income/(loss) from continuing operations ...........................   $  (6,762)   $    --
   Adjustments to reconcile net loss to net cash used
     in operating activities:
           Cash used in operating activities of discontinued operations    (812,386)     (90,735)
                                                                          ---------    ---------
     Net cash used in operating activities ............................    (819,148)     (90,735)

Cash flow from investing activities
   Cash used in investing activities of discontinued operations .......      (2,853)     (32,296)
                                                                                       ---------
     Net cash used in investing activities ............................      (2,853)     (32,296)


Cash flow from financing activities
   Proceeds from issuance of preferred stock ..........................        --        450,000
   Capital Contributions ..............................................        --        200,000
   Collection of stock subscription receivable ........................        --          1,541
   Cash from other financing activities of discontinued operations ....     538,218     (311,728)
                                                                          ---------    ---------
     Net cash provided by financing activities ........................     538,218      339,813

Effect of exchange rates on cash of discontinued operations ...........      12,436       (4,077)
                                                                                       ---------

Net increase/(decrease) in cash .......................................    (271,347)     212,705
Cash, beginning of year ...............................................     271,347       58,642
                                                                          ---------    ---------
Cash, end of year .....................................................   $    --      $ 271,347
                                                                          =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
   Interest ...........................................................   $  27,046    $  88,943
   Income Taxes .......................................................   $   6,762    $    --


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2002 an officer of the Company paid accounts payable of $139,044.

During the year ended December 31, 2001 the Company issued 25,356 shares of common stock in satisfaction of notes payable in the amount of $19,018.

During the year ended December 31, 2001 the Company acquired Hugo International (Ireland) Ltd., a wholly-owned subsidiary, for common stock valued at $191,700.

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1        BASIS OF PRESENTATION

Hugo International Telecom, Inc. ("we", the "Company" or "Hugo") is a holding company that no longer has any operating subsidiaries. The company's former operating subsidiaries, Hugo International Limited ("Hugo UK") and Hugo
International (Ireland) Ltd. ("Hugo Ireland"), entered into bankruptcy protection under United Kingdom bankruptcy laws and went through formal
liquidation  procedures.   These  two  defunct  subsidiaries  supplied  cellular
telephone, radio and wireless data communications solutions to business customers primarily in the British Isles. The Company no longer has any operations.

PRINCIPLES OF CONSOLIDATION

For the year ended 2001 the accompanying consolidated financial statements include the accounts of the following: Hugo International Telecom Inc. and its wholly-owned subsidiaries, Hugo UK and Hugo Ireland. All significant intercompany balances and transactions were eliminated in consolidation. The consolidated financial statements for the year ended December 31, 2001 include the accounts of Hugo Ireland beginning July 1, 2001.

As of October 1, 2002 the Company ceased to consolidate its former operating subsidiaries. The operations of the former subsidiaries are included in results from discontinued operations, net through the date of deconsolidation and are discussed more fully in Note 3. Certain prior year amounts and balances related to the discontinued operation have been reclassified to conform to the current classifications with no overall effect on the financial results.

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. The Company had working capital deficiencies of $161,993 and $2,023,662 as of December 31, 2002 and 2001, respectively, and it had no operating subsidiaries as of December 31, 2002 which raises substantial doubt about the company's ability to continue as a going concern. For the year ended December 31, 2001 the Company sustained a loss of $2,351,870 and as of December 31, 2001 it had a stockholders' deficiency of $1,574,899. The company has gone through a winding down of its operations, and the ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

The consolidated financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3        CERTAIN ACCOUNTING POLICIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For accounts payable and accrued expenses, the carrying amount approximates fair value because of the short term maturity of these instruments.

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

NET INCOME/(LOSS) PER SHARE

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

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3        CERTAIN ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING EXPENSES

Advertising expenses are charged to operations in the period in which they are incurred. Advertising expenses for the year ended December 31, 2001 were approximately $20,000.

REVENUE RECOGNITION

The Company recognizes revenue as follows:


     -    Product  sales - upon  shipment  of  products  to  customers

     -    Airtime  contracts - as services are rendered

     -    Equipment rental - as services are rendered

     - Maintenance contracts - deferred and recognized ratably over the term of the maintenance agreement, which is typically three months

GOODWILL

Goodwill acquired prior to July 1, 2001 is amortized using the straight-line method over ten years. All other intangibles are amortized using the straight-line method over the respective estimated useful lives. Goodwill amortization for the year ended December 31, 2001 totaled $126,000 and accumulated amortization at December 31, 2001 amounted to approximately $214,000. Commencing January 1, 2002 as a result of adopting SFAS 142, goodwill is no longer being amortized, but is reviewed for impairment. If SFAS 142 had been in effect for the twelve months ended December 31, 2001 net loss would have decreased by $126,000. The per share impact would have been less than $.01 per share in 2001. During 2001, goodwill and customer lists of approximately $586,000 related to a previously acquired company were written off because they were considered to have no continuing value.

BANKRUPTCY - HUGO INTERNATIONAL TELECOM, LIMITED

As a result of the statutory demand by one of the Company's suppliers, on October 12, 2001 an order of administration was entered against Hugo UK, an operating subsidiary, under United Kingdom bankruptcy laws. The order provides Hugo UK protection from its creditors and in September 2002 the court appointed administrators to aid Hugo UK in its day-to-day operations. The effects of this on the Company's operations resulted in the winding down of operations.

DISCONTINUED OPERATIONS AND DECONSOLIDATION OF SUBSIDIARIES

Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control lies with the bankruptcy court, rather than the majority owner. Accordingly, due to the appointment of an administrator, the Company ceased to consolidate the financial results of its UK subsidiaries beginning

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3        CERTAIN ACCOUNTING POLICIES (CONTINUED)

October 1, 2002. The operations of the UK subsidiaries are included in results from discontinued operations, net, in the accompanying consolidated statements of operations through the date of deconsolidation.

The results of the discontinued operations are shown as "Gain/(loss) from discontinued operations" on the consolidated statement of operations and are comprised of:

                                                                       Period ended
                                                              12/31/02          12/31/01
                                                              --------------------------

         Revenues                                             $2,486,112      $4,242,099

         Operating loss (net of income taxes
         of $69,446 in 2001)                                    (708,771)     (2,351,870)

         Gain on disposal                                      2,056,029            --
                                                              ------------    ----------

         Gain/(loss) loss from discontinued operations        $1,347,258     $(2,351,870)
                                                              ==========       =========


NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.
Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001. Beginning January 1, 2002, in accordance with SFAS 142, the Company is no longer recording amortization expense related to goodwill. The Company adopted the provisions of SFAS 142 effective January 1, 2002. As of December 31, 2002, the Company has no unamortized goodwill.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS 144 requires that long-lived assets be reviewed for impairment whenever events change or changes in circumstances indicate that their carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS 144 on January 1, 2002.

4        MAJOR SUPPLIERS

Purchases from two suppliers for the year ended December 31, 2001 represented approximately 56% of non-affiliated purchases.

5        PENSION PLAN

Hugo International Limited has a non-contributory pension plan that covers its executives. Contributions to the plan are made at the discretion of the Board of Directors of the Company. Hugo International Limited did not make contributions to the plan for the years ended December 31, 2001.

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6        INCOME TAXES

Hugo International Telecom Inc. is a corporation that reports and files a U.S. corporation business tax return. Its former wholly-owned subsidiaries, Hugo International Limited and Hugo Ireland, were corporations that reported and filed their corporate business tax returns in the United Kingdom and Ireland, respectively. The components of the provision for income taxes consist of:


                                                              2001
                                                             -----
                Current:
                Foreign                                  $  69,446
                                                          ========

The following is a reconciliation of income taxes at the U.S. federal and statutory rate to the amount of income taxes at the effective tax rate for consolidated financial statement purposes:

                                                               2001
                                                              -----
         Tax benefit at U.S. statutory tax rate          $ (776,024)
            Differential arising from:
              Foreign loss                                  258,625
                Change in valuation allowance               581,913
                Other non-deductible expenses for taxes       4,932
                                                         ----------
                                                         $   69,446
                                                          =========

The tax laws of the United Kingdom and Ireland do not allow a deduction for amortization of intangible assets; however, these amounts may be used to reduce the gain from the sale of a business enterprise. Management has determined that it is more likely than not that the Company will not realize the deferred tax asset and, therefore, has established a valuation allowance equal to the amount of the deferred tax asset as of December 31, 2001.

                                                              2001
                                                             -----
        Tax benefit of non-deductible amortization
         and impairment charge                            $ 328,699
        Tax benefit of net operating losses                 429,055
        Valuation allowance                                (757,754)
                                                          ---------
             Net deferred tax asset                       $     --
                                                          =========

The Company has a U.S. income tax operating loss carryforward of approximately $744,000 that expires through the year 2021. In addition the Company had a United Kingdom net operating loss carryforward of $789,000 as of December 31, 2001, which may be carried forward indefinitely by Hugo UK.


7        ACQUISITION OF HUGO IRELAND

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

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets .............   $ 115,774
Property and equipment .....      40,030
Goodwill ...................     133,718
                               ---------
   Total assets acquired ...     289,522
                               ---------
Current liabilities ........     (65,886)
Long-term liabilities ......     (31,936)
                               ---------
   Total liabilities assumed     (97,822)
                               ---------
   Net assets acquired .....   $ 191,700
                               =========


8        PROPOSED MERGER WITH WORLDLINK TECHNOLOGIES, INC.

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

9        AMOUNTS DUE TO FACTOR

In August of 2002, Hugo UK signed a financing agreement with a commercial factor for a maximum (pound)200,000 line of credit. The borrowings were based on a percentage of eligible accounts receivable. Under the terms of the agreement, Hugo UK paid interest at 2.5% above the base rate. Borrowings under the line were secured by the related accounts receivable and were also guaranteed by the Company and two of its affiliates, Hugo Globecom Limited and Tradecom Telecommunications Limited. In addition, two of the Company's Directors each guaranteed up to (pound)50,000 of this indebtedness. These agreements were satisfied as of March 31, 2003.

10       EMPLOYMENT AGREEMENTS

In July 2002, the Company entered into an employment agreement with David Foden, the Company's Chairman and Chief Executive Officer of the Company. The agreement provided for base salary of (pound)132,000 and an annual incentive bonus based upon the Company's attainment of earnings. The agreement also contained provisions whereby if Mr. Foden was terminated by the Company, or resigns his position, he will be entitled to a $6,000,000 lump sum payment. The agreement was entered into in contemplation of the proposed merger with Worldlink described in Note 4. As such, the employment agreement was cancelled and no amounts are owed to Mr. Foden. Mr. Foden tendered his resignation in January 2005 and it was accepted by the Board of Directors.

11       RELATED PARTY TRANSACTIONS

The Company paid approximately $114,000 in management fees for the year ended December 31, 2001 to an entity controlled by certain directors of the Company.

The Company had sales to related parties of approximately $31,000 for the year ended December 31, 2001

The Company paid expenses on behalf of certain companies affiliated by common ownership during the year ended December 31, 2001.

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12       CONTINGENCIES

The wholly owned subsidiary, Hugo International Telecom, Ltd. (`Limited') was placed into administrative status of the UK bankruptcy code as of October 12, 2001. If Limited fails to honor certain of its contractual obligations because of the bankruptcy filing or otherwise, claims may be made against the Company for breaches by Limited of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, Limited bankruptcy might bring certain claims against the Company or seek to hold the Company liable for certain transfers made by Limited to the Company and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of January 4, 2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond the Company's control; however, any such claims, if successful, could have a material adverse impact on the Company's financial condition. We may incur additional costs in connection with the Company's involvement in the Limited bankruptcy proceedings.

13       SUBSEQUENT EVENTS

CONSULTING AGREEMENT WITH JESSE DYLAN CAPITAL

On November 1, 2004 the Company entered into a consulting agreement with Jesse Dylan Capital, Inc. ("JDC") whereby JDC agreed to provide management consulting services including developing a business plan for the Company, negotiating settlements with creditors, and obtaining sources of financing. Under the terms of the consulting agreement, JDC received 29,500,000 shares of restricted Hugo common stock in lieu of a $296,000 cash payment.

David Foden, our former CEO and majority shareholder, received 4,900,000 shares of our common stock from JDC relating to JDC's consulting agreement.

ACQUISITION BY GREENSHIFT CORPORATION

In August 2005, GreenShift Corporation acquired 300,000 shares of the Company's Series B Preferred Stock from three of the Company's shareholders, which shares are convertible into that number of shares of the Company's common stock as are equal to $1.15 per preferred share at the time of conversion and have voting rights equal to 67% of the fully diluted capital stock of the Company. Kevin Kreisler, the Companuy's new Chairman and CEO, is also the Chariman and CEO of GreenShift Corporation. Subsequent to this acquisition, Hugo entered in to a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide interim management assistance and financial support while preparing Hugo for a strategic acquisition. Two acquisition candidates have been identified and the Company is currently negotiating agreements to complete those acquisitions.

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None



ITEM 8A.          CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Hugo International Telecom, Inc.'s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report; these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to Hugo International Telecom, Inc. required to be included in Hugo International Telecom, Inc's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Hugo's 2002 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

ITEM 8B.          OTHER INFORMATION

On August 19, 2005 the company's Board of Directors elected Kevin Kreisler to the board and to the post of Chairman of the Company's Board of Directors. The company's then-current board members John Filgliolini, Brian Zucker, Louis Feld, Rafael Marte, and Leon Gold, as well as all of the Company's former officers resigned from the Company's board. Kevin Kreisler has since served as the Company's sole director and officer.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                      Age      Position
--------------------------------------------------------------------------------
Kevin Kreisler               33  Chairman of the Board, Chief Executive Officer,
                                 and Chief Financial Officer

Mr. Kreisler has over fifteen years of diversified business experience specifically including the operation of publicly-traded companies. Mr. Kreisler is currently the Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of GreenShift Corporation, and he serves as Chairman of the Board of Veridium Corporation, GreenWorks Corporation, INSEQ Corporation, and TDS (Telemedicine), Inc., and is a member of the board of directors of Ovation Products Corporation. Mr. Kreisler served as Veridium's vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Audit Committee

The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors does not have an "audit committee financial expert," because the Company has no operations.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that the Company's financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2002.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth compensation information for Hugo International Telecom, Inc.'s executive officers during the years indicated as relevant.

Name and Principal Position                 Annual Compensation              Long-term Compensation

---------------------------------------------------------------------------------------------------------------------
                                   Year     Salary       Bonus      Other      Securities Underlying        All Other
                                                                            Options Granted (shares)     Compensation
---------------------------------------------------------------------------------------------------------------------
David Foden, Chairman of the Board, 2004  $      --  $      --  $      --                        --     $        --
and Chief Executive Officer *       2003         --         --         --                        --              --
                                    2002         --         --         --                        --              --

*Mr. Foden resigned from his position as an officer of the company in January 2005. Kevin Kreisler, the current CEO of the Company, received no compensation during 2004, 2003, or 2002.

Option Grants in Last Fiscal Year to Named Executive Officers. The named executive officers of Hugo International Telecom, Inc. do not hold any option to purchase shares of Hugo International Telecom, Inc.'s common stock.

EMPLOYMENT AGREEMENTS

None.

COMPENSATION OF DIRECTORS

None

STOCK OPTION AND ISSUANCE PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the "beneficial ownership" of Hugo International Telecom, Inc's common stock as of December 21, 2005 by each of Hugo International Telecom's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. This information is based upon information received from or on behalf of the named individuals. SEC Rule 13d-3 under the Securities Exchange Act of 1934 defines "beneficial ownership" to mean the right to vote or exercise investment power, or to share in the right to vote or exercise investment power, with respect to the specified securities, whether or not the specified person has any economic interest in the specified securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage ownership is based on 50,000,000 shares of Common Stock issued and outstanding as of December 31, 2005.

Name and Address of                 Amount and Nature                  Aggregate                          Percent of
Beneficial Owners                 of Beneficial Ownership              Percent of Class                   Voting Power
                                    Common    Preferred                Common    Preferred
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler (1) (2)(3)           -0-          300,000                0%        100% Series B             67%

Current executive officers and
 directors as a group               -0-           300,000               0%        100% Series B             67%

Sonata Ventures, LLC              7,500,000          -0-               15%          0%                       5%
230 Sillick Street,
Suite 1A
Clifton, NJ 07013

Fig Leaf Enterprise, Inc.         7,500,000          -0-               15%          0%                       5%
776 Chilver Road
Windsor, Ontario N8Y2K3
Canada

Carolina Menendez-                7,500,000          -0-               15%          0%                       5%
Hernandez
Manuel DeFalla No. 8
Madrid, Spain  28036




ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement is for a term of five years and provides for GreenShift to receive $150,000 per year payable in cash or Hugo common stock.

                                     PART IV

ITEM 13.          EXHIBITS

The following are exhibits filed as part of the Company's Form 10-KSB for the period ended December 31, 2002:

Exhibit Number                       Description

     10-a Management  Services  Agreement  with  GreenShift   Corporation  dated
          August 20, 2005.

     31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.



ITEM 14.          PRINCIPAL ACCOUNTANT FEE AND SERVICES

          In September 2005 Hugo retained Rosenberg Rich Baker Berman & Co. as its principal accountant. Rosenberg Rich Baker Berman & Co. had performed no services for Hugo prior to that date.

         Audit Fees

          Rosenberg Rich Baker Berman & Co. billed the Company $10,000 in connection with the audit of the Company's financial statements for the year ended December 31, 2002.

         Audit-Related Fees

          Rosenberg Rich Baker Berman & Co. did not bill the Company for any Audit-Related fees in the year ended December 31, 2002.

         Tax Fees

          Rosenberg Rich Baker Berman & Co. did not bill the Company in the year ended December 31, 2002 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

          Rosenberg Rich Baker Berman & Co. did not bill the Company for any other fees in the year ended December 31, 2002.

          It is the policy of Hugo International Telecom, Inc.'s audit committee to approve all engagements of their independent auditors to render audit or non-audit services prior to the initiation of such services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

HUGO INTERNATIONAL TELECOM, INC.

By:    /s/ Kevin Kreisler
       -----------------------------
           Kevin Kreisler
           Chief Executive Officer
Date:      January 24, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Kevin Kreisler
       -----------------------------
           Chief Executive Officer, Chief Financial Officer, and Director
Date:      January 24, 2006