Form 10QSB
period 2003-03-31
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2003

                         COMMISSION FILE NO.: 001-16207



                        HUGO INTERNATIONAL TELECOM, INC.
--------------------------------------------------------------------------------
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

Transitional Small Business Disclosure Format:  Yes         No  X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS MARCH 31, 2003 (UNAUDITED) AND 2002 (UNAUDITED)

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           AS OF MARCH 31, 2003 (UNAUDITED)

                                                              3/31/03

                                                            ------------
ASSETS:

TOTAL ASSETS ............................................   $      --
                                                            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable .....................................   $   161,693
   Accrued expenses .....................................           300
                                                            -----------
       Total current liabilities ........................       161,993


Stockholders' deficiency:
   Preferred stock, $0.0001 par value:
     Authorized 600,000 shares
     Issued and Outstanding 0 shares
Series A convertible preferred stock, par value - $0.0001
     Authorized 400,000 shares
     Issued and Outstanding 90,000 shares ...............             9

     Liquidation value of $450,000

Common Stock, par value - $0.0001

     Authorized - 50,000,000 shares

     Issued and outstanding - 20,500,000   ..............         2,050

Additional paid-in capital ..............................     2,207,139

Accumulated other comprehensive income ..................          --

Accumulated deficit .....................................    (2,371,191)
                                                            -----------

       Total stockholders' deficiency ...................      (161,993)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............   $      --
                                                            ===========


        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
                              AND 2002 (UNAUDITED)


                                                               03/31/03       03/31/02
                                                             ---------------------------


Revenues:
   Cost of revenues ......................................   $       --     $       --
Gross Profit .............................................           --             --
                                                             ------------   ------------
                                                                     --             --

Operating expenses:
   Selling, general and administrative expenses ..........           --             --
                                                             ------------   ------------
Income/(loss) from continuing operations before taxes ....           --             --

Provision for income taxes ...............................           --             --
                                                             ------------   ------------

Income from continuing operations ........................           --             --
Income/(loss) from discontinued operations ...............           --          (61,727)
                                                             ------------   ------------

Net income ...............................................   $       --     $    (61,727)
                                                             ============   ============

Basic income/(loss) attributable to common shareholders:
   Continuing operations .................................   $       --     $       --
   Discontinued Operations ...............................   $       --     $       --

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations .................................   $       --     $       --
   Discontinued Operations ...............................   $       --     $       --

Weighted average shares of common stock
   Outstanding basic and dilutive ........................     20,500,000     20,500,000



        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
                              AND 2002 (UNAUDITED)

                                                                       03/31/03      03/31/02
                                                                     --------------------------


Cash flow from operating activities
   Income/(loss) from continuing operations ...................      $     --     $      --
   Adjustments to reconcile net loss to net cash
     used in operating activities:
           Cash used in operating activities of
             discontinued operations ..........................            --        (324,625)
                                                                      ---------    ----------
     Net cash used in operating activities ....................            --        (324,625)

Cash flow from investing activities
   Cash used in investing activities of discontinued operations            --          (1,415)
                                                                                   ----------
     Net cash used in investing activities ....................            --          (1,415)


Cash flow from financing activities
   Proceeds from issuance of preferred stock ..................            --            --
   Capital Contributions ......................................            --            --
   Collection of stock subscription receivable ................            --            --
   Cash from other financing activities of
     discontinued operations ..................................            --          88,620
                                                                      ---------    ----------
     Net cash provided by financing activities ................            --            --

Effect of exchange rates on cash of discontinued operations ...            --          (4,830)
                                                                      ---------    ----------

Net increase/(decrease) in cash ...............................            --        (180,533)
Cash, beginning of period .....................................            --         271,347
                                                                      ---------    ----------
Cash, end of period ...........................................       $    --      $   90,814
                                                                      =========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ...................................................       $    --      $    8,538
   Income Taxes ...............................................       $    --      $     --



        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Hugo International Telecom, Inc. ("we", the "Company" or "Hugo") is a holding company that no longer has any operating subsidiaries. The company's former operating subsidiaries, Hugo International Limited (`Hugo UK") and Hugo International (Ireland) Ltd. (Hugo Ireland), went through formal liquidation procedures. These two defunct subsidiaries supplied cellular telephone, radio and wireless data communications solutions to business customers primarily in the British Isles.

BASIS OF PRESENTATION

The consolidated condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

PRINCIPLES OF CONSOLIDATION

The Company is currently a shell with no operating activities. No subsidiaries are included for 2003.

During the fourth quarter of 2002 the company ceased to consolidate its two former operating subsidiaries. For the three months ended March 31, 2002 the consolidated financial statements include the accounts of Hugo International Limited and Hugo International (Ireland) Ltd., the Company's now defunct operating subsidiaries. These amounts are included as discontinued operations.

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

2        CONTINGENCIES

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

3        DISCONTINUED OPERATIONS

During the fourth quarter of 2002 the company ceased to consolidate its two former operating subsidiaries. For the three months ended March 31, 2002 the consolidated financial statements include the accounts of Hugo International Limited and Hugo International (Ireland) Ltd., the Company's now defunct operating subsidiaries.

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3        DISCONTINUED OPERATIONS (CONTINUED)

The results of the discontinued operations are shown as "Income/(loss) from discontinued operations" on the consolidated statement of operations and are comprised of:

                                                                       Period ended
                                                                 3/31/03            3/31/02
                                                                 -------            -------


         Revenues                                              $       --          $1,024,723

         Operating loss                                                --             (61,727)


         Income/(loss) from discontinued operations            $       --          $  (61,727)



               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

                           Forward Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents Hugo International Telecom, Inc. files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly reports on Form 10QSB to be filed by us in the future fiscal years.

OVERVIEW

Hugo International Telecom, Inc. was a holding company. It no longer has any operating subsidiaries. In the past its operating subsidiaries, Hugo International Limited, and Hugo International (Ireland) Ltd. supplied cellular telephone, radio and wireless data communications solutions to business customers primarily in the British Isles who sought to improve their customer service levels and control their communications costs. Both of these operating subsidiaries are no longer in operation. Hugo Ireland was closed in 2002 and Hugo International limited was wound down in 2003. The Company lost significant capabilities of influencing the day to day operations from the administrator in October of 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The bankruptcy proceeding of our Hugo International Telecom, Ltd., subsidiary exposes us to risks and uncertainties.

The wholly owned subsidiary, Hugo International Telecom, Ltd. ("Limited") was placed into administrative status of the UK bankruptcy code as of October, 2001. Limited was restated as a discontinued operation through the date of the bankruptcy filing for financial statement purposes and was deconsolidated as of the bankruptcy date for financial statement purposes. If Limited fails to honor certain of its contractual obligations because of the bankruptcy filing or otherwise, claims may be made against us for breaches by Limited of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, Limited bankruptcy might bring certain claims against us or seek to hold us liable for certain transfers made by Limited to us and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of January 13, 2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond our control; however, any such claims, if successful, could have a material adverse impact on our financial condition. Finally, we may incur additional costs in connection with out involvement in the Limited bankruptcy proceedings.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

As described more fully in Note 2 to the financial statements, Contingencies, above, we are subject to legal proceedings, which we have assumed in our consolidation process. Accruals are established for legal matters when, in our opinion, it is probable that a liabilities exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS

As discussed in Note 1 to the financial statements, the company deconsolidated the operating results of its UK subsidiary as of October 1, 2002, and therefore has reported all results of the UK operations for periods prior to that date as income/(loss) from discontinued operations, net.

Income from discontinued operations, net, was $0 for the quarter ended March 31, 2003. Loss from discontinued operations, net, for the quarter ended March 31, 2002 was $61,227

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $161,993 as of March 31, 2003, which represented an increase of $1,845,055 from the working capital deficit of $2,007,048 as of March 31, 2002.

The  company  had  no  cash  balance  as  of  March  31,  2003.   There  remains
approximately $161,693 of accounts payable and $300 of accrued expenses unsettled as of March 31, 2003.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of March 31, 2003. These conditions are due to the winding down process are expected them to continue until new operating subsidiaries are acquired.

ITEM 3.  CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of Hugo's 2003 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2003:

Exhibit Number         Description

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of (2002.)

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated. HUGO INTERNATIONAL TELECOM, INC.


By:             /s/ Kevin Kreisler
                -----------------------------------
                    Kevin Kreisler
                    Chief Executive Officer and Chief Financial Officer
Date:               January 24, 2006