Form 10QSB
period 2003-06-30
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2003

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

The number of outstanding shares of $0.0001 par value common stock as of December 31, 2005 was 50,000,000.

Transitional Small Business Disclosure Format:  Yes         No  X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS JUNE 30, 2003 (UNAUDITED) AND 2002 (UNAUDITED)

                  HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         AS OF JUNE 30, 2003 (UNAUDITED)

                                                               06/30/03
                                                               --------
ASSETS:

TOTAL ASSETS .............................................   $      --
                                                             ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
   Accounts payable ......................................   $   168,455
   Accrued expenses ......................................           300
                                                             -----------
       Total current liabilities .........................       168,755



Stockholders' deficiency:
   Preferred stock, $0.0001 par value:
     Authorized 600,000 shares
     Issued and Outstanding 0 shares
 Series A convertible preferred stock, par value - $0.0001
     Authorized 400,000 shares
     Issued and Outstanding 90,000 shares ................             9

     Liquidation value of $450,000

Common Stock, par value - $0.0001

     Authorized - 50,000,000 shares

     Issued and outstanding - 20,500,000   ...............         2,050

Additional paid-in capital ...............................     2,207,139

Accumulated other comprehensive income ...................          --

Accumulated deficit ......................................    (2,377,953)
                                                             -----------

       Total stockholders' deficiency ....................      (168,755)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ...........   $      --
                                                             ===========


       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
                              AND 2002 (UNAUDITED)

                                                                   Three months ended            Six months ended
                                                                       June 30,                     June 30,
                                                                  2003         2002            2003           2002
                                                                  ----         ----            ----           ----
Revenues:
   Cost of revenues ......................................   $       --     $       --      $       --     $       --
Gross Profit .............................................           --             --              --             --
                                                               ------------   ------------    ------------   ------------
Operating expenses:
   Selling, general and administrative expenses ..........           --             --              --             --
                                                             ------------   ------------    ------------   ------------
Income/(loss) from continuing operations before taxes ....           --             --              --             --

Provision for income taxes ...............................          6,762           --             6,762           --

                                                             ------------   ------------    ------------   ------------

Income from continuing operations ........................         (6,762)          --            (6,762)          --
Income/(loss) from discontinued operations ...............           --         (311,943)           --
                                                      --             --             --              --         (373,670)

Net income ...............................................   $     (6,762)  $   (311,943)   $     (6,762)  $   (373,670)
                                                             ============   ============    ============   ============


Basic income/(loss) attributable to common shareholders:
   Continuing operations .................................   $       --     $       --      $       --     $       --
   Discontinued Operations ...............................   $       --     $       (.02)   $       --     $       (.02)

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations .................................   $       --     $       --      $       --     $       --
   Discontinued Operations ...............................   $       --     $       (.02)   $       --     $       (.02)

Weighted average shares of common stock
   Outstanding basic and dilutive ........................     20,500,000     20,500,000      20,500,000     20,500,000




                The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
                              AND 2002 (UNAUDITED)


                                                                           06/30/03      06/30/02
                                                                          -----------------------

Cash flow from operating activities
   Income/(loss) from continuing operations ...........................   $  (6,762)   $    --
   Adjustments to reconcile net loss to net cash
     used in operating activities:
           Cash used in operating activities of discontinued operations        --       (318,580)
   Change in accounts payable .........................................       6,762         --
                                                                          ---------    ---------
     Net cash used in operating activities ............................        --       (318,580)

Cash flow from investing activities
   Cash used in investing activities of discontinued operations .......        --         (1,432)
                                                                                       ---------
     Net cash used in investing activities ............................        --         (1,432)


Cash flow from financing activities
   Proceeds from issuance of preferred stock ..........................        --           --
   Capital Contributions ..............................................        --           --
   Collection of stock subscription receivable ........................        --           --
   Cash from other financing activities of discontinued operations ....        --        138,732
                                                                          ---------    ---------
     Net cash provided by financing activities ........................        --           --

Effect of exchange rates on cash of discontinued operations ...........        --         10,076
                                                                          ---------    ---------

Net increase/(decrease) in cash .......................................        --       (171,204)
Cash, beginning of period .............................................        --        271,347
                                                                          ---------    ---------
Cash, end of period ...................................................   $    --      $ 100,143
                                                                          =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ...........................................................   $    --      $  17,536
   Income Taxes .......................................................   $    --      $    --


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

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3        DISCONTINUED OPERATIONS (CONTINUED)

The results of the discontinued operations are shown as "Income/(loss) from discontinued operations" on the consolidated statement of operations and are comprised of:

                                                          Three months ended              Six months ended
                                                                  June 30,                   June 30,
                                                          2003             2002         2003            2002
                                                          ----             ----         ----            ----

      Revenues ................................        $      --     $   820,348    $     --     $ 1,845,071


      Operating loss ..........................               --        (311,943)   $     --     $  (373,670)


      Income/(loss) from discontinued operations       $      --     $  (311,943)   $     --     $  (373,670)


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


OVERVIEW

Hugo International Telecom, Inc. was a holding company. It no longer has any operating subsidiaries. In the past its operating subsidiaries, Hugo International Limited, and Hugo International Ltd. supplied cellular telephone, radio and wireless data communications solutions to business customers primarily in the British Isles who sought to improve their customer service levels and control their communications costs. Both of these operating subsidiaries are no longer in operation. Hugo Ireland was closed in 2002 and Hugo International limited was wound down in 2003. The Company lost significant capabilities of influencing the day to day operations from the administrator in October of 2001.

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

Income from discontinued operations, net, was $0 for the quarter ended June 30, 2003. Loss from discontinued operations, net, for the quarter ended June 30, 2002 was $61,227

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $168,755 as of June 30, 2003, which represented an increase of $2,060,499 from the working capital deficit of $2,229,254 as of June 30, 2002.

The company had no cash balance as of June 30, 2003. There remains approximately $168,455 of accounts payable and $300 of accrued expenses unsettled as of June 30, 2003.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of June 30, 2003. These conditions are due to $2,007,048 the winding down process are expected them to continue until operating subsidiaries are acquired or final resolution of liabilities are completed.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the second quarter of Hugo's 2003 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2003:

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


HUGO INTERNATIONAL TELECOM, INC.

By:             /s/ Kevin Kreisler
                -------------------------------
                    Kevin Kreisler
                    Chief Executive Officer and Chief Financial Officer
Date:               January 24, 2006