Form 10QSB
period 2003-09-30
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X No ___.

The number of outstanding shares of $0.0001 par value common stock as of December 31, 2005 was 50,000,000.

Transitional Small Business Disclosure Format:  Yes         No  X
                                                    -----      --

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (UNAUDITED) AND 2002 (UNAUDITED)

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 2003 (UNAUDITED)

                                                              09/30/03
                                                             -----------
ASSETS:

TOTAL ASSETS ............................................   $      --
                                                            ===========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
   Accounts payable .....................................   $   168,455
   Accrued expenses .....................................           300
                                                            -----------
       Total current liabilities ........................       168,755



Stockholders' deficiency:
   Preferred stock, $0.0001 par value:
     Authorized 600,000 shares
     Issued and Outstanding 0 shares
Series A convertible preferred stock, par value - $0.0001
     Authorized 400,000 shares
     Issued and Outstanding 90,000 shares ...............             9

     Liquidation value of $450,000

Common Stock, par value - $0.0001

     Authorized - 50,000,000 shares

     Issued and outstanding - 20,500,000 ................         2,050

Additional paid-in capital ..............................     2,207,139

Accumulated other comprehensive income ..................          --

Accumulated deficit .....................................    (2,377,953)
                                                            -----------

       Total stockholders' deficiency ...................      (168,755)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..........   $      --
                                                            ===========


       The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
                              AND 2002 (UNAUDITED)

                                                              Three months ended               Nine months ended
                                                                 September 30,                   September 30,
                                                                2003           2002             2003           2002
                                                                ----           ----             ----           ----
Revenues:
   Cost of revenues ......................................   $       --     $       --      $       --      $       --
Gross Profit .............................................           --             --              --              --
                                                             ------------   ------------    ------------    ------------

Operating expenses:
   Selling, general and administrative expenses ..........           --             --              --              --
                                                             ------------   ------------    ------------    ------------
Income/(loss) from continuing operations before taxes ....           --             --              --              --

Provision for income taxes ...............................           --             --             6,762            --
                                                             ------------   ------------    ------------    ------------

Income from continuing operations ........................           --             --            (6,762)          --
Income/(loss) from discontinued operations ...............           --         (339,991)           --          (713,661)
                                                             ------------   ------------    ------------    ------------

Net income ...............................................   $       --     $   (339,991)   $     (6,762)   $   (713,661)
                                                             ============   ============    ============    ============


Basic income/(loss) attributable to common shareholders:
   Continuing operations .................................   $       --     $       --      $       --      $       --
   Discontinued Operations ...............................   $       --     $       (.02)   $       --      $       (.03)

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations .................................   $       --     $       --      $       --      $       --
   Discontinued Operations ...............................   $       --     $       (.02)   $       --      $       (.03)

Weighted average shares of common stock
   Outstanding basic and dilutive ........................     20,500,000     20,500,000      20,500,000      20,500,000

       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
                              AND 2002 (UNAUDITED)


                                                                      09/30/03     09/30/02
                                                                   -------------------------

Cash flow from operating activities
   Income/(loss) from continuing operations ......................   $  (6,762)   $    --
   Adjustments to reconcile net loss to net cash
      used in operating activities:
           Cash used in operating activities of
             discontinued operations .............................        --       (508,425)
   Change in accounts payable ....................................       6,762         --
                                                                     ---------    ---------
     Net cash used in operating activities .......................        --       (508,425)

Cash flow from investing activities
   Cash used in investing activities of discontinued operations ..        --         (2,853)
                                                                     ---------    ---------
     Net cash used in investing activities .......................        --         (2,853)


Cash flow from financing activities
   Proceeds from issuance of preferred stock .....................        --           --
   Capital Contributions .........................................        --           --
   Collection of stock subscription receivable ...................        --           --
   Cash from other financing activities of discontinued operations        --        538,218
                                                                     ---------    ---------
     Net cash provided by financing activities ...................        --        538,218

Effect of exchange rates on cash of discontinued operations ......        --         12,436
                                                                     ---------    ---------

Net increase/(decrease) in cash ..................................        --         39,376
Cash, beginning of period ........................................        --        271,347
                                                                     ---------    ---------

Cash, end of period ..............................................   $    --      $ 310,723
                                                                     =========    =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ......................................................   $    --      $  27,046
   Income Taxes ..................................................   $    --      $   6,762




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

During the fourth quarter of 2002 the company ceased to consolidate its two former operating subsidiaries. For the three months and nine months ended September 30, 2002 the consolidated financial statements include the accounts of Hugo International Limited and Hugo International (Ireland) Ltd., the Company's now defunct operating subsidiaries. These amounts are included as discontinued operations.

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

3        DISCONTINUED OPERATIONS

During the fourth quarter of 2002 the company ceased to consolidate its two former operating subsidiaries. For the three and nine months ended September 30, 2002 the consolidated financial statements include the accounts of Hugo International Limited and Hugo International (Ireland) Ltd., the Company's now defunct operating subsidiaries.

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3        DISCONTINUED OPERATIONS (CONTINUED)

The results of the discontinued operations are shown as "Income/(loss) from discontinued operations" on the consolidated statement of operations and are comprised of:


                                                       Three months ended              Six months ended
                                                          September 30,                 September 30,
                                                         2003           2002           2003         2002
                                                         ----           ----           ----         ----

 Revenues .....................................      $       --     $   641,041    $       --     $ 2,486,112

 Operating loss ................................             --        (339,991)   $       --    $   (713,661)

 Income/(loss) from discontinued operations          $       --     $  (339,991)   $       --     $  (713,661)


               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


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

Income from discontinued operations, net, was $0 for the quarter ended September 30, 2003. Loss from discontinued operations, net, for the quarter ended September 30, 2002 was $339,991

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $168,755 as of September 30, 2003, which represented an increase of $2,456,095 from the working capital deficit of $2,624,850 as of September 30, 2002.

The company had no cash balance as of September 30, 2003. There remains approximately $168,455 of accounts payable and $300 of accrued expenses unsettled as of September 30, 2003.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of September 30, 2003. These conditions are due to the winding down process are expected them to continue until operating subsidiaries are acquired or final resolution of liabilities are completed.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the third quarter of Hugo's 2003 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2003:

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


HUGO INTERNATIONAL TELECOM, INC.

By:             /s/ Kevin Kreisler
                ---------------------------------
                    Kevin Kreisler
                    Chief Executive Officer and Chief Financial Officer
Date:               January 24, 2006