Form 10KSB
period 2003-12-31
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Securities Registered Under Section 12(b) of the Exchange Act:
Title of Each Class                    Name of Each Exchange on Which Registered
Common Stock, $.0001 par value                           None.

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

The issuer's revenue for the most recent fiscal year was $ 0.

The number of outstanding shares of $0.0001 par value common stock as of January 13, 2006 was 50,000,000. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the registrants as of January 13, 2006 was $280,500.

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003



                                TABLE OF CONTENTS



Part I                                                                                          Page No.

Item 1.           Description of Business..........................................................3

Item 2.           Description of Properties........................................................5

Item 3.           Legal Proceedings................................................................5

Item 4.           Submission of Matters to a Vote of Security Holders..............................5



Part II

Item 5.           Market for Common Equity, Related Stockholder Matters
                    and Small Business Issuer

                  Purchases of Equity Securities...................................................6

Item 6.           Management's Discussion and Analysis or Plan of Operation........................7

Item 7.           Financial Statements.............................................................8

Item 8.           Changes and Disagreements with Accountants on Accounting and Financial

                  Disclosure......................................................................18

Item 8A.          Controls and Procedures.........................................................18

Item 8B.          Other Information...............................................................18

PART III

Item 9.           Directors and Executive Officers of the Registrant..............................19

Item 10.          Executive Compensation..........................................................19

Item 11.          Security Ownership of Certain Beneficial Owners and Related Stockholders

                  Matters.........................................................................20

Item 12.          Certain Relationships and Related Transactions..................................20



PART IV

Item 13.          Exhibits .......................................................................21

Item 14           Principal Accountant Fees and Services..........................................21

Signatures        ................................................................................22

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Hugo International Telecom, Inc., did not submit any matters to a vote of security holders during 2003.

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

----------------------------------------------------------------------------------------------------------
Period                                                    High                                   Low
----------------------------------------------------------------------------------------------------------
2003 Fourth Quarter                                       0.20                                   0.08
2003 Third Quarter                                        0.003                                  0.003
2003 Second Quarter                                       0.08                                   0.003
2003 First Quarter                                        0.02                                   0.01
2002 Fourth Quarter                                       0.25                                   0.03
2002 Third Quarter                                        0.50                                   0.10
2002 Second Quarter                                       0.62                                   0.15
2002 First Quarter                                        0.60                                   0.07

Title of Class                                            Approximate Number of Holders of Record
Common Stock, 0.0001 par value                                              436

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares. Based on information from nominee holders, we believe that the number of owners of our common stock exceeds 436.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Hugo International Telecom, Inc. was a holding company. However it no longer has any operating subsidiaries. In the past its operating subsidiaries, Hugo International Limited, and Hugo International, Ltd., supplied cellular telephone, radio and wireless data communications solutions to business customers primarily in the British Isles who sought to improve their customer service levels and control their communications costs. Both of these operating subsidiaries are no longer in operation. Hugo Ireland was closed in 2002 and Hugo International Limited was wound down in 2003. The Company lost significant capabilities of influencing the day to day operations from the administrator of Hugo International Limited in October of 2001.

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

We may be subject to legal proceedings relating to our bankrupt subsidiaries. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS

As discussed in Note 3 to the financial statements, the company deconsolidated the operating results of its UK subsidiary as of October 1, 2002, and therefore has reported all results of the UK operations for periods prior to that date as income/(loss) from discontinued operations, net.

Gain from discontinued operations, net, was $0 and $1,347,258 for the years ended December 31, 2003 and December 31, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $168,755 as of December 31, 2003, which was unchanged from December 31, 2002.

The company had no cash balance as of December 31, 2003. There remains $168,455 of accounts payable and $300 of accrued expenses unsettled as of December 31, 2003.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of December 31, 2003. These conditions are due to the winding down process and are expected to continue unless new operating subsidiaries are acquired

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                           Page No
FINANCIAL STATEMENTS

  Report of Independent Registered Public Accounting Firm .....................................................9

  Consolidated Balance Sheet as of December 31, 2003..........................................................10

  Consolidated Statements of Operations for the Years Ended December 31, 2003 and  2002.......................11

  Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2003 and 2002..........12

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2003  and 2002.......................13

  Notes to Consolidated Financial Statements..................................................................14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders,
Hugo International Telecom Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Hugo International Telecom, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hugo International Telecom, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ Rosenberg, Rich, Baker & Berman and Company Bridgewater, New Jersey
                                   January 4, 2006

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                                                                      12/31/03
                                                                    ------------
ASSETS:


TOTAL ASSETS .................................................      $      --
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
     Accounts payable ........................................          168,455
     Accrued expenses ........................................              300
                                                                    -----------
       Total current liabilities .............................          168,755


Stockholders' deficiency:
Preferred stock, $0.0001 par value:
       Authorized 600,000 shares
       Issued and outstanding 0 shares                                        --
      Preferred convertible stock, $0.0001 par value:
       Authorized 400,000 shares
         Issued and Outstanding 90,000 shares
       Liquidation value of $450,000 .........................                9

Common Stock, par value - $0.0001
       Authorized - 50,000,000 shares
       Issued and outstanding - 20,500,000 . .................            2,050
Additional paid-in capital ...................................        2,207,139
Accumulated other comprehensive income .......................             --
Accumulated deficit ..........................................       (2,377,953)
                                                                    -----------
         Total stockholders' deficiency ......................         (168,755)
                                                                    -----------
                                                                    $        --
                                                                    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                 AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                          12/31/03        12/31/02
                                                        ---------------------------

Revenues:
   Cost of revenues .................................   $       --      $       --
Gross Profit ........................................           --              --
                                                        ------------    ------------

Operating expenses:
   Selling, general and administrative expenses .....           --              --
                                                        ------------    ------------
Income/(loss) from continuing operations before taxes           --              --

Provision for income taxes ..........................          6,762           6,762
                                                        ------------    ------------
Income/(loss) from continuing operations ............         (6,762)         (6,762)

Gain/(loss) from discontinued operations, net .......           --         1,347,258
                                                        ------------    ------------

Net income ..........................................   $     (6,762)   $  1,340,496
                                                        ============    ============

Basic loss attributable to common shareholders:
   Continuing operations ............................   $       --      $       --
   Discontinued Operations ..........................   $       --      $       0.07

Diluted loss attributable to common shareholders:
   Continuing Operations ............................   $       --      $       --
   Discontinued Operations ..........................   $       --      $       0.07


Weighted average shares of common stock
   Outstanding basic and dilutive ...................     20,500,000      20,500,000




            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                 AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                   Additional
                                         Common                        Preferred                     Paid-In        Accumulated
                                         Shares        Amount           Shares         Amount        Capital         Deficit
                                         ------        ------           ------         ------        -------         -------

Balance, January 1, 2002 .......     20,557,306    $      2,056          90,000    $        9     $  2,068,089   $ (3,711,687)

Common stock cancelled .........        (57,306)             (6)           --              --                6           --
Capital Contribution ...........           --              --              --              --          139,044           --
Comprehensive loss:
    Foreign currency translation
       adjustment ..............           --              --              --              --             --             --
    Net income for the year ....           --              --              --              --             --        1,340,496
                                    ------------    ------------   ------------   ------------    ------------   ------------
        Total comprehensive loss           --              --              --              --             --        1,340,496
                                    ------------    ------------   ------------   ------------    ------------   ------------
Balance, December 31, 2002 .....     20,500,000           2,050          90,000             9        2,207,139     (2,371,191)


Common stock ...................           --              --              --              --             --             --
Capital Contribution ...........           --              --              --              --             --             --
Comprehensive loss:
    Foreign currency translation
       adjustment ..............           --              --              --              --             --             --
    Net loss for the year ......           --              --              --              --             --           (6,762)
                                    ------------    ------------   ------------   ------------    ------------   ------------
        Total comprehensive loss           --              --              --              --              --          (6,762)
                                    ------------    ------------   ------------   ------------    ------------   ------------
Balance, December 31, 2003 .....     20,500,000    $      2,050          90,000    $        9     $  2,207,139   $ (2,377,953)
                                    ============    ============    ============   ============   ============   ============


                                  Accumulated Other    Stock         Total
                                     Comprehensive   Subscription   Stockholders
                                       Income         Receivable     Deficiency

Balance, January 1, 2002               $66,634      $      --      $(1,574,899)

Common stock cancelled .........          --               --            --
Capital contribution ...........          --               --         139,044
Comprehensive loss:
    Foreign currency translation
       adjustment ..............       (66,634)            --          (66,634)
    Net income for the year ....          --               --        1,340,496
                                   -----------       ----------     -----------

        Total comprehensive loss       (66,634)            --        1,273,862
                                   -----------       -----------    -----------
Balance, December 31, 2002 .....          --               --         (161,993)
Common stock ...................          --               --            --
Capital Contribution ...........          --               --            --
Comprehensive loss:
    Foreign currency translation
       adjustment ..............          --               --            --
    Net loss for the year ......          --               --           (6,762)
                                  -----------       -----------     -----------
        Total comprehensive loss          --               --           (6,762)
                                  -----------       -----------     -----------
Balance, December 31, 2003 .....  $       --      $        --      $  (168,755)
                                  ===========       ===========     ===========

                        HUGO INTERNATIONAL TELECOM, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                        12/31/03        12/31/02
                                                                      --------------------------

Cash flow from operating activities
   Income/(loss) from continuing operations .......................   $   (6,762) $       (6,762)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Cash used in operating activities of discontinued operations            --       (812,386)
       Change in accounts payable .................................           6,762         --
                                                                          ---------    ---------
   Net cash used in operating activities ..........................            --       (819,148)

Cash flow from investing activities
   Cash used investing activities of discontinued operations ......            --         (2,853)
                                                                          ---------    ---------
     Net cash used in investing activities ........................            --         (2,853)

Cash flow from financing activities
   Cash from other financing activities of discontinued operations             --        538,218
                                                                          ---------    ---------
     Net cash provided by financing activities ....................            --        538,218

Effect of exchange rates on cash of discontinued operations .......            --         12,436
                                                                          ---------    ---------

Net increase/(decrease) in cash ...................................            --       (271,347)
Cash, beginning of year ...........................................            --        271,347
                                                                          ---------    ---------
Cash, end of year .................................................            --      $    --
                                                                          =========    =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest .......................................................       $    --      $  27,046
   Income Taxes ...................................................       $    --      $   6,762


NON-CASH FINANCING ACTIVITIES

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

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. At December 31, 2003, the Company had a working capital deficiency of $161,993 and it had no operating subsidiaries as of December 31, 2003 which raises substantial doubt about the company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors. The company has gone through a winding down of its operations, and the ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

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

INCOME TAXES

In accordance with the provisions of Financial Accounting Standards Board No. 109, "Accounting for Income Taxes", deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial reporting and tax reporting purposes.

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3        CERTAIN ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash and short term highly liquid investments with maturities of three months or less. The Company places its cash and cash equivalents with high credit quality financial institutions which may exceed federally insured amounts at times.

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

DISCONTINUED OPERATIONS AND DECONSOLIDATION OF SUBSIDIARIES

Under generally accepted accounting principles, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control lies with the bankruptcy court, rather than the majority owner. Accordingly, due to the appointment of an administrator, the Company ceased to consolidate the financial results of its UK subsidiaries beginning October 1, 2002. The operations of the UK subsidiaries are included in results from discontinued operations, net, in the accompanying consolidated statements of operations through the date of deconsolidation.

The results of the discontinued operations are shown as "Gain/(loss) from discontinued operations" on the consolidated statement of operations and are comprised of:

                                                      Period ended
                                                 12/31/03     12/31/02


Revenues ....................................   $    --      $2,486,112

Expenses ....................................        --       3,194,883
                                                ----------   ----------

Net operating loss ..........................        --        (708,771)

Gain on disposal ............................        --       2,056,029
                                                ----------   ----------

Gain/(loss) from discontinued operations        $    --      $1,347,258
                                                ==========   ==========

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

4        PROPOSED MERGER WITH WORLDLINK TECHNOLOGIES, INC.

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

5        AMOUNTS DUE TO FACTOR

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

6        EMPLOYMENT AGREEMENTS

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

               HUGO INTERNATIONAL TELECOM, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7        CONTINGENCIES

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

8        SUBSEQUENT EVENTS

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Hugo's 2003 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.



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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2003.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth compensation information for Hugo International Telecom, Inc.'s executive officers during the years indicated as relevant.

Name and Principal Position                 Annual Compensation              Long-term Compensation        All Other
                                                                                                        Compensation
---------------------------------------------------------------------------------------------------------------------
                  Year Salary Bonus Other Securities Underlying
                                                                            Options Granted (shares)
---------------------------------------------------------------------------------------------------------------------
David Foden, Chairman of the Board, 2004  $      --  $      --  $      --                        --     $        --
and Chief Executive Officer*        2003         --         --         --                        --              --
                                    2002         --         --         --                        --              --

* Mr. Foden resigned form his position as an officer of the Company in January 2005. Kevin Kreisler, the current CEO of the Company, received no compensation during 2004, 2003, or 2002.

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

None

STOCK OPTION AND ISSUANCE PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the "beneficial ownership" of Hugo International Telecom, Inc's common stock as of December 21, 2005 by each of Hugo International Telecom's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. This information is based upon information received from or on behalf of the named individuals. SEC Rule 13d-3 under the Securities Exchange Act of 1934 defines "beneficial ownership" to mean the right to vote or exercise investment power, or to share in the right to vote or exercise investment power, with respect to the specified securities, whether or not the specified person has any economic interest in the specified securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage ownership is based on 50,000,000 shares of Common Stock issued and outstanding as of December 21, 2005.

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

                                     PART IV

ITEM 13.          EXHIBITS

The following are exhibits filed as part of the Company's Form 10-KSB for the period ended December 31, 2003:

Exhibit Number                       Description

     10-a Management Services Agreement with GreenShift Corporation dated August
          20, 2005 - filed as an exhibit to the Company's Annual Report on form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

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

         Audit Fees

          Rosenberg Rich Baker Berman & Co. billed the Company $10,000 in connection with the audit of the Company's financial statements for the year ended December 31, 2003.

         Audit-Related Fees

          Rosenberg Rich Baker Berman & Co. did not bill the Company for any Audit-Related fees in the years ended December 31, 2003 or 2002.

         Tax Fees

          Rosenberg Rich Baker Berman & Co. did not bill the Company in the years ended December 31, 2003 or 2002 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

          Rosenberg Rich Baker Berman & Co. did not bill the Company for any other fees in the years ended December 31, 2003 or 2002.

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


HUGO INTERNATIONAL TELECOM, INC.

By:             /s/ Kevin Kreisler
                ------------------------
                    Kevin Kreisler
                    Chief Executive Officer
Date:               January 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:             /s/ Kevin Kreisler
                   -----------------------
                    Chief Executive Officer, Chief Financial Officer,
                     and Director
Date:               January 24, 2006