Form 10QSB
period 2004-03-31
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS MARCH 31, 2004 (UNAUDITED) AND 2003 (UNAUDITED)

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        AS OF MARCH 31, 2004 (UNAUDITED)

                                                                      03/31/04
                                                                    -----------
ASSETS:

TOTAL ASSETS ...................................................    $      --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable ............................................    $   168,455
   Accrued expenses ............................................            300
                                                                    -----------
       Total current liabilities ...............................        168,755



Stockholders' deficiency:
   Preferred stock, $0.0001 par value:
     Authorized 600,000 shares
     Issued and Outstanding 0 shares
   Series A convertible preferred stock, par value - $0.0001
     Authorized 400,000 shares
     Issued and Outstanding 90,000 shares ......................              9

     Liquidation value of $450,000

Common Stock, par value - $0.0001

     Authorized - 50,000,000 shares

     Issued and outstanding - 20,500,000 .......................          2,050

Additional paid-in capital .....................................      2,207,139

Accumulated other comprehensive income .........................           --

Accumulated deficit ............................................     (2,377,953)
                                                                    -----------

       Total stockholders' deficiency ..........................       (168,755)

   TOTAL LIABILITIES AND STOCKHOLDER' DEFICIENCY ...............    $      --
                                                                    ===========


        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                          HUGO INTERNATIONAL TELECOM6
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
                              AND 2003 (UNAUDITED)

                                                              03/31/04       03/31/03
                                                             -------------------------

Revenues:
   Cost of revenues ......................................   $      --     $      --
Gross Profit .............................................          --            --
                                                             -----------   -----------

Operating expenses:
   Selling, general and administrative expenses ..........          --            --
                                                             -----------   -----------
Income/(loss) from continuing operations before taxes ....          --            --

Provision for income taxes ...............................          --            --
                                                             -----------   -----------

Income from continuing operations ........................          --            --
Income/(loss) from discontinued operations ...............          --            --
                                                             -----------   -----------

Net income ...............................................   $      --     $      --
                                                             ===========   ===========

Basic income/(loss) attributable to common shareholders:
   Continuing operations .................................   $      --     $      --
   Discontinued Operations ...............................   $      --     $      --

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations .................................   $      --     $      --
   Discontinued Operations ...............................   $      --     $      --

Weighted average shares of common stock
   Outstanding basic and dilutive ........................    20,500,000    20,500,000



        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
                              AND 2003 (UNAUDITED)


                                                               03/31/04              03/31/03
                                                        -------------------------------------------


Cash flow from operating activities
   Income/(loss) from continuing operations ....        $                --     $               --
                                                        ---------------------   --------------------

     Net cash from operating activities ........                         --                     --

     Net cash from investing activities ........                         --                     --

     Net cash from financing activities ........                         --                     --
                                                       ----------------------   --------------------

Net increase/(decrease) in cash ................                         --                     --
Cash, beginning of period ......................                         --                     --
                                                       ----------------------   --------------------
Cash, end of period ............................       $                 --     $               --
                                                       ======================   ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ....................................       $                 --     $               --
   Income Taxes ................................       $                 --     $               --





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

BASIS OF PRESENTATION

The consolidated condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

PRINCIPLES OF CONSOLIDATION

The Company is currently a shell with no operating activities. No subsidiaries are included for 2003 or 2004.

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

BUSINESS RISK FACTORS (CONTINUED)

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


INCOME/(LOSS) FROM DISCONTINUED OPERATIONS

Income from discontinued operations, net, was $0 for the quarter ended March 31, 2004 and March 31, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $168,755 as of March 31, 2004.

The  company  had  no  cash  balance  as  of  March  31,  2004.   There  remains
approximately $168,455 of accounts payable and $300 of accrued expenses unsettled as of March 31, 2004.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of March 31, 2004. These conditions are due to the winding down process are expected them to continue until new operating subsidiaries are acquired or final resolution of liabilities are completed.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of Hugo's 2004 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2004:

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


By:             /s/ Kevin Kreisler
                ----------------------------------
                    Kevin Kreisler
                    Chief Executive Officer and Chief Financial Officer
Date:               January 24. 2006