Form 10QSB
period 2004-06-30
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2004

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS JUNE 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         AS OF JUNE 30, 2004 (UNAUDITED)

                                                               06/30/04
                                                              -----------
ASSETS:

TOTAL ASSETS ..............................................   $      --
                                                              ===========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
   Accounts payable .......................................   $   175,217
   Accrued expenses .......................................           300
                                                              -----------
       Total current liabilities ..........................       175,517



Stockholders' deficiency:
   Preferred stock, $0.0001 par value:
     Authorized 600,000 shares
     Issued and Outstanding 0 shares
  Series A convertible preferred stock, par value - $0.0001
     Authorized 400,000 shares
     Issued and Outstanding 90,000 shares .................             9

     Liquidation value of $450,000

Common Stock, par value - $0.0001

     Authorized - 50,000,000 shares

     Issued and outstanding -  20,500,000  ................         2,050

Additional paid-in capital ................................     2,207,139

Accumulated other comprehensive income ....................          --

Accumulated deficit .......................................    (2,384,715)
                                                              -----------

       Total stockholders' deficiency .....................      (175,517)

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .........   $      --
                                                              ===========


        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
                              AND 2003 (UNAUDITED)

                                                                 Three months ended              Six months ended
                                                                      June 30,                       June 30,
                                                                  2004         2003              2004           2003
                                                                  ----         ----              ----           ----
Revenues:
   Cost of revenues ......................................   $       --      $       --      $       --      $       --
Gross Profit .............................................           --              --              --              --
                                                             ------------    ------------    ------------    ------------
Operating expenses:
   Selling, general and administrative expenses ..........           --              --              --              --
                                                             ------------    ------------    ------------    ------------
Income/(loss) from continuing operations before taxes ....           --              --              --              --

Provision for income taxes ...............................          6,762           6,762           6,762          6,762
                                                             ------------    ------------    ------------    ------------


Income from continuing operations ........................         (6,762)         (6,762)         (6,762)         (6,762)
Income/(loss) from discontinued operations ...............           --              --              --              --
                                                             ------------    ------------    ------------    ------------

Net income ...............................................   $     (6,762)   $     (6,762)   $     (6,762)   $     (6,762)
                                                             ============    ============    ============    ============


Basic income/(loss) attributable to common shareholders:
   Continuing operations .................................   $       --      $       --      $       --      $       --
   Discontinued Operations ...............................   $       --      $       --      $       --      $       --

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations .................................   $       --      $       --      $       --      $       --
   Discontinued Operations ...............................   $       --      $       --      $       --      $       --

Weighted average shares of common stock
   Outstanding basic and dilutive ........................     20,500,000      20,500,000      20,500,000      20,500,000


        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
                              AND 2003 (UNAUDITED)


                                                   06/30/04    06/30/03
                                                  -----------------------

Cash flow from operating activities
   Net loss ....................................   $(6,762)   $(6,762)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Change in accounts payable ................   $ 6,762    $ 6,762
                                                   -------    -------
   Net cash from operating activities ..........   $  --      $  --

Net increase/(decrease) in cash ................   $  --      $  --
Cash, beginning of period ......................   $  --      $  --
                                                   -------    -------
Cash, end of period ............................   $  --      $  --


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ....................................   $  --      $  --
   Income Taxes ................................   $  --      $  --




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


RESULTS OF OPERATIONS

The company is currently a shell with no operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $175,517 as of June 30, 2004, which represented an increase of $6,762 from the working capital deficit of $168,755 as of June 30, 2004.

The company had no cash balance as of June 30, 2004. There remains approximately $175,217 of accounts payable and $300 of accrued expenses unsettled as of June 30, 2004.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of June 30, 2004. These conditions are expected to continue unless new operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the second quarter of Hugo's 2004 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2004:

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