Form 10QSB
period 2004-09-30
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS SEPTEMBER 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED)

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 2004 (UNAUDITED)

                                                                     09/30/04
                                                                    -----------
ASSETS:

TOTAL ASSETS ....................................................   $      --
                                                                    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable .............................................   $   175,217
   Accrued expenses .............................................           300
                                                                    -----------
       Total current liabilities ................................   $   175,517



Stockholders' deficiency:
   Preferred stock, $0.0001 par value:
     Authorized 600,000 shares
     Issued and Outstanding 0 shares
      Series A convertible preferred stock, par value - $0.0001
     Authorized 400,000 shares
     Issued and Outstanding 90,000 shares .......................             9

     Liquidation value of $450,000

Common Stock, par value - $0.0001

     Authorized - 50,000,000 shares

     Issued and outstanding -  20,500,000  ......................         2,050

Additional paid-in capital ......................................     2,207,139

Accumulated other comprehensive income ..........................          --

Accumulated deficit .............................................    (2,384,715)
                                                                    -----------

       Total stockholders' deficiency ...........................      (175,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..................   $      --
                                                                    ===========


                The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                   HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                              AND 2003 (UNAUDITED)

                                                                 Three months ended           Nine months ended
                                                                     September 30,             September 30,
                                                                  2004         2003         2004           2003
                                                                  ----         ----         ----           ----
Revenues:
   Cost of revenues ......................................   $       --     $       --     $       --      $       --
Gross Profit .............................................           --             --             --              --
                                                             ------------   ------------   ------------    ------------

Operating expenses:
   Selling, general and administrative expenses ..........           --             --             --              --
                                                             ------------   ------------   ------------    ------------
Income/(loss) from continuing operations before taxes ....           --             --             --              --

Provision for income taxes ...............................           --             --            6,762           6,762
                                                             ------------   ------------   ------------    ------------

Income from continuing operations ........................           --             --           (6,762)         (6,762)
Income/(loss) from discontinued operations ...............           --             --             --              --
                                                             ------------   ------------   ------------    ------------

Net income ...............................................   $       --     $       --     $     (6,762)   $     (6,762)
                                                             ============   ============   ============    ============


Basic income/(loss) attributable to common shareholders:
   Continuing operations .................................   $       --     $       --     $       --      $       --
   Discontinued Operations ...............................   $       --     $       --     $       --      $       --

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations .................................   $       --     $       --     $       --      $       --
   Discontinued Operations ...............................   $       --     $       --     $       --      $       --

Weighted average shares of common stock
   Outstanding basic and dilutive ........................     20,500,000     20,500,000     20,500,000      20,500,000



                The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                 HUGO INTERNATIONAL TELECOM AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                              AND 2003 (UNAUDITED)


                                                       09/30/04    09/30/03
                                                       ---------------------


Cash flow from operating activities
   Net loss ........................................   $(6,762)   $(6,762)
   Adjustments to reconcile net loss to net cash
    used in operating activities:

  Non-cash items included in discontinued operations   $  --      $  --
   Non-cash gain on deconsolidation of subsidiary       $  --         --

   Change in accounts payable ......................   $ 6,762    $ 6,762
                                                       -------    -------
   Net cash from operating activities ..............   $  --      $  --

Net increase/(decrease) in cash ....................   $  --      $  --
Cash, beginning of period ..........................   $  --      $  --
                                                       -------    -------
Cash, end of period ................................   $  --      $  --


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

The wholly owned subsidiary, Hugo International Telecom, Ltd. (`Limited') was placed into administrative status of the UK bankruptcy code as of October, 2001. Limited was restated as a discontinued operation through the date of the bankruptcy filing for financial statement purposes and was deconsolidated as of the bankruptcy date for financial statement purposes. If Limited fails to honor certain of its contractual obligations because of the bankruptcy filing or otherwise, claims may be made against us for breaches by Limited of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, Limited bankruptcy might bring certain claims against us or seek to hold us liable for certain transfers made by Limited to us and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of January 13,2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond our control; however, any such claims, if successful, could have a material adverse impact on our financial condition. Finally, we may incur additional costs in connection with out involvement in the Limited bankruptcy proceedings.

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



LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $175,517 as of September 30, 2004, which represented an increase of $6,762 from the working capital deficit of $168,755 as of September 30, 2003.

The company had no cash balance as of September 30, 2004. There remains approximately $175,217 of accounts payable and $300 of accrued expenses unsettled as of September 30, 2004.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of September 30, 2004. These conditions are expected to continue unless new operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the third quarter of Hugo's 2004 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2004:

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

HUGO INTERNATIONAL TELECOM, INC.


By:             /S/ Kevin Kreisler
                --------------------------------------
                    Kevin Kreisler
                    Chief Executive Officer and Chief Financial Officer
Date:               January 24, 2006