Form 10KSB
period 2004-12-31
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                        HUGO INTERNATIONAL TELECOM, INC.


                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



                                TABLE OF CONTENTS



Part I                                                                                                   Page No.

Item 1.           Description of Business...................................................................3

Item 2.           Description of Properties.................................................................5

Item 3.           Legal Proceedings.........................................................................5

Item 4.           Submission of Matters to a Vote of Security Holders.......................................5



Part II

Item 5.           Market for Common Equity, Related Stockholder Matters and Small Business Issuer

                  Purchases of Equity Securities............................................................6

Item 6.           Management's Discussion and Analysis or Plan of Operation.................................7

Item 7.           Financial Statements......................................................................8

Item 8.           Changes and Disagreements with Accountants on Accounting and Financial

                  Disclosure...............................................................................18

Item 8A.          Controls and Procedures..................................................................18

Item 8B.          Other Information........................................................................18

PART III

Item 9.           Directors and Executive Officers of the Registrant.......................................19

Item 10.          Executive Compensation...................................................................19

Item 11.          Security Ownership of Certain Beneficial Owners and Related Stockholders

                  Matters..................................................................................20

Item 12.          Certain Relationships and Related Transactions...........................................20



PART IV

Item 13.          Exhibits ................................................................................21

Item 14           Principal Accountant Fees and Services...................................................21

Signatures        .........................................................................................22

                           Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business - Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents Hugo International Telecom, Inc. files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly reports on Form 10QSB to be filed by us in the future fiscal years.
PART I

ITEM 1.           DESCRIPTION OF BUSINESS

SUMMARY

Hugo International Telecom, Inc. ("we", the "Company" or "Hugo") was a holding company. Through its now defunct operating subsidiaries, Hugo International Limited ("Hugo UK") and Hugo International (Ireland) Ltd. ("Hugo Ireland"), Hugo supplied cellular telephone, radio and wireless data communications solution to business customers primarily in the British Isles who had sought to improve their customer service levels and control their communications costs.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Hugo International Telecom, Inc., did not submit any matters to a vote of security holders during 2004.

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

---------------------------------------------------------------------------------------------------------------------
Period                                                    High                                   Low
---------------------------------------------------------------------------------------------------------------------
2004 Fourth Quarter                                       0.02                                  0.007
2004 Third Quarter                                       0.007                                  0.005
2004 Second Quarter                                      0.007                                  0.007
2004 First Quarter                                       0.017                                   0.01
2003 Fourth Quarter                                       0.20                                   0.08
2003 Third Quarter                                       0.003                                  0.003
2003 Second Quarter                                       0.08                                  0.003
2003 First Quarter                                        0.02                                   0.01

Title of Class                                            Approximate Number of Holders of Record
Common Stock, 0.0001 par value                                              436

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares. Based on information from nominee holders, we believe that the number of owners of our common stock exceeds 436.

SALE OF UNREGISTERED SECURITIES

In November 2004 the Company issued 29,500,000 shares to Jesse Dylan Capital, Inc. The shares were issued in consideration of management consulting services. The shares were valued at $296,000, which represented the market price of the common stock on the date of issuance. The sale was exempt pursuant to Section4(2) of the Securities Act since the sale was not made in a public offering and was made to an entity whose principal had access to detailed information about Hugo International and which was acquiring the shares for its own accounts. There was no underwriter.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital surplus of $71,150 as of December 31, 2004, which represented an increase of $239,905 from the working capital deficit of $168,775 as of December 31, 2003.

The company had no cash balance as of December 31, 2004. There remains approximately $175,217 of accounts payable and $300 of accrued expenses unsettled as of December 31, 2004.

The company has incurred continued operating losses, has negligible working capital and has no cash flow to service liabilities as of December 31, 2004. These conditions are due to the winding down process and are expected to continue unless new operating subsidiaries are acquired.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                                      Page No
FINANCIAL STATEMENTS

  Report of Independent Registered Public Accounting Firm..................................................................9

  Balance Sheet as of December 31, 2004...................................................................................10

  Statements of Operations for the Years Ended December 31, 2004 and  2003................................................11

  Statements of Stockholders' Deficiency for the Years Ended December 31, 2004 and 2003...................................12

  Statements of Cash Flows for the Years Ended December 31, 2004  and 2003................................................13

  Notes to Consolidated Financial Statements..............................................................................14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders,
Hugo International Telecom Inc.:


We have audited the accompanying consolidated balance sheet of Hugo International Telecom, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hugo International Telecom, Inc. as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          /s/  Rosenberg,  Rich,  Baker & Berman and Company
               Bridgewater, New Jersey
               January 4, 2006

                        HUGO INTERNATIONAL TELECOM, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2004

                                                                      12/31/04
                                                                    -----------
ASSETS:
Current assets:
Prepaid expenses and other current assets ..................        $   246,667
                                                                    -----------
       Total current assets ................................            246,667
                                                                    -----------

TOTAL ASSETS ...............................................        $   246,667
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
     Accounts payable ......................................        $   175,217
     Accrued expenses ......................................                300
                                                                    -----------
       Total current liabilities ...........................            175,517

Stockholders' deficiency:
Preferred stock, $0.0001 par value:
       Authorized 600,000 shares
       Issued and outstanding 0 shares .....................               --
Preferred convertible stock, $0.0001
par value:
       Authorized 400,000 shares
         Issued and Outstanding 90,000 shares
       Liquidation value of $450,000 .......................                  9

Common Stock, par value - $0.0001
       Authorized - 50,000,000 shares
       Issued and outstanding - (50,000,000) ...............              5,000
Additional paid-in capital .................................          2,500,189
Accumulated other comprehensive income .....................               --
Accumulated deficit ........................................         (2,434,048)
                                                                    -----------
         Total stockholders' deficiency ....................            (71,150)
                                                                    -----------
                                                                    $   246,667

                  The notes to the Financial Statements are an
                       integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       12/31/04        12/31/03
                                                    ----------------------------

Revenues:
   Cost of revenues .............................   $       --      $       --
Gross Profit ....................................           --              --
                                                    ------------    ------------
                                                    ------------    ------------
Operating expenses:
   Selling, general and administrative expenses .         49,333            --
                                                    ------------    ------------
Operating loss before income taxes ..............        (49,333)           --

Provision for income taxes ......................          6,762           6,762
                                                    ------------    ------------

Net loss ........................................   $    (56,095)   $     (6,762)
                                                    ============    ============

Basic loss attributable to common shareholders:
   Continuing operations ........................   $       --      $       --
   Discontinued Operations ......................   $       --      $       --

Diluted loss attributable to common shareholders:
   Continuing Operations ........................   $       --      $       --
   Discontinued Operations ......................   $       --      $       --

Weighted average shares of common stock
   Outstanding basic and dilutive ...............     50,000,000      20,500,000



                  The notes to the Financial Statements are an
                       integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                           Additional
                                       Common                    Preferred                  Paid-In       Accumulated
                                       Shares       Amount        Shares        Amount       Capital       Deficit
                                       ------       ------        ------        ------       -------       -------

Balance, January 1, 2003 .......    20,500,000   $     2,050        90,000   $         9   $ 2,207,139   $(2,371,191)

Common stock ...................          --            --            --            --            --            --
Capital Contribution ...........          --            --            --            --            --            --
Comprehensive loss:
    Foreign currency translation
       adjustment ..............          --            --            --            --            --            --
    Net income for the year ....          --            --            --            --            --          (6,762)
                                   -----------   -----------   -----------   -----------   -----------   -----------
        Total comprehensive loss          --            --            --            --            --          (6,762)
                                   -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2003 .....    20,500,000         2,050        90,000             9     2,207,139    (2,377,953)


Common stock ...................    29,500,000         2,950          --            --         293,050          --
Capital Contribution ...........          --            --            --            --            --            --
Comprehensive loss:
    Foreign currency translation
       adjustment ..............          --            --            --            --            --            --
    Net income for the year ....          --            --            --            --            --         (56,095)
                                   -----------   -----------   -----------   -----------   -----------   -----------
        Total comprehensive loss          --            --            --            --            --         (56,095)
                                   -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2004 .....    50,000,000   $     5,000        90,000   $         9   $ 2,500,189   $(2,434,048)
                                   ===========   ===========   ===========   ===========   ===========   ===========


                                   Accumulated Other    Stock         Total
                                     Comprehensive   Subscription  Stockholders
                                       Income         Receivable    Deficiency
                                       ------         ----------    ----------

Balance, January 1, 2003 .......   $          --     $      --     $(161,993)

Common stock ...................              --            --          --
Capital contribution ...........              --            --          --
Comprehensive loss:
    Foreign currency translation
       adjustment ..............              --            --          --
    Net income for the year ....              --            --        (6,762)
                                   ---------------   -----------   ---------

        Total comprehensive loss              --            --        (6,762)
                                   ---------------   -----------   ---------
Balance, December 31, 2003 .....              --            --     $(168,755)
Common stock ...................              --            --       296,000
Capital Contribution ...........              --            --          --
Comprehensive loss:
    Foreign currency translation
       adjustment ..............              --            --          --
    Net loss for the year ......              --            --       (56,095)
                                   ---------------   -----------   ---------
        Total comprehensive loss              --            --       (56,095)
                                   ---------------   -----------   ---------
Balance, December 31, 2004 .....   $          --            --     $  71,150
                                   ===============   ===========   =========

                        HUGO INTERNATIONAL TELECOM, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                             12/31/04    12/31/03
                                                            ---------------------

Cash flow from operating activities
   Net loss .............................................   $(56,095)   $ (6,762)
      Change in prepaid expenses and other current assets     49,333        --
   Change in accounts payable ...........................      6,762       6,762
                                                            --------    --------
   Net cash used in operating activities ................       --          --

Cash flow from financing activities
   Issuance of preferred stock ..........................       --          --
   Capital Contributions ................................       --          --
                                                            --------    --------
   Net cash provided by financing activities ............       --          --


Net increase/(decrease) in cash .........................       --          --
Cash, beginning of year .................................       --          --
                                                            --------    --------
Cash, end of year .......................................   $   --      $   --
                                                            ========    ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest .............................................   $   --      $   --
   Income Taxes .........................................   $   --      $   --



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

During the year ended December 31, 2004 the Company issued 29,500,000 shares of common stock in lieu of a $296,000 cash payment for management consulting services.

                        HUGO INTERNATIONAL TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. At December 31, 2004, the Company had no operating subsidiaries which raises substantial doubt about the company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors. The company has gone through a winding down of its operations, and the ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

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

                       HUGO INTERNATIONAL TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

4        STOCK ISSUED FOR SERVICES

The Company accounts for stock issued for services in accordance with Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

5        EMPLOYMENT AGREEMENTS

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

6        CONTINGENCIES

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

7        SUBSEQUENT EVENTS

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

                        HUGO INTERNATIONAL TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Hugo's 2004 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2004.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth compensation information for Hugo International Telecom, Inc.'s executive officers during the years indicated as relevant. As of December 31, 2004, no executive officer held shares of exercisable options for Hugo International Telecom, Inc.'s Common Stock.


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

* Mr. Foden resigned from his position as an officer of the Company in January 2005. Kevin Kreisler, the current CEO of the Company, received no compensation during 2004, 2003, 2002.

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

         Audit Fees

          Rosenberg Rich Baker Berman & Co. billed the Company $10,000 in connection with the audit of the Company's financial statements for the year ended December 31, 2004.

         Audit-Related Fees

          Rosenberg Rich Baker Berman & Co. did not bill the Company for any Audit-Related fees in the years ended December 31, 2004 or 2003.

         Tax Fees

          Rosenberg Rich Baker Berman & Co. did not bill the Company in the years ended December 31, 2004 or 2003 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

          Rosenberg Rich Baker Berman & Co. did not bill the Company for any other fees in the years ended December 31, 2004 or 2003.

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


HUGO INTERNATIONAL TELECOM, INC.

By:  /s/ Kevin Kreisler
     ------------------------------------
         Chief Executive Officer
Date:    January 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Kevin Kreisler
     -------------------------------------
         Chief Executive Officer, Chief Financial Officer, and Director
Date:    January 24, 2006