Form 10QSB
period 2005-03-31
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS MARCH 31, 2005 (UNAUDITED) AND 2004 (UNAUDITED)

                        HUGO INTERNATIONAL TELECOM, INC.
                             CONDENSED BALANCE SHEET
                        AS OF MARCH 31, 2005 (UNAUDITED)

                                                                      03/31/05
                                                                    ------------
ASSETS:
Current assets:
   Prepaid expenses and other current assets ....................   $   172,667
                                                                    -----------
       Total current assets .....................................       172,667
                                                                    -----------

TOTAL ASSETS ....................................................   $   172,667
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable .............................................   $   175,217
   Accrued expenses .............................................           300
                                                                    -----------
       Total current liabilities ................................       175,517



Stockholders' deficiency:
   Preferred stock, $0.0001 par value:
     Authorized 600,000 shares
     Issued and Outstanding 0 shares
      Series A convertible preferred stock, par value - $0.0001
     Authorized 400,000 shares
     Issued and Outstanding 90,000 shares .......................             9

     Liquidation value of $450,000

Common Stock, par value - $0.0001

     Authorized - 50,000,000 shares

     Issued and outstanding - 20,500,000   ......................         2,050

Additional paid-in capital ......................................     2,500,189

Accumulated other comprehensive income ..........................          --

Accumulated deficit .............................................    (2,508,048)
                                                                    -----------

       Total stockholders' deficiency ...........................        (2,850)

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ...............   $   172,667
                                                                    ===========


               The notes to the Condensed Financial Statements are
                      an integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
                              AND 2004 (UNAUDITED)


                                                                03/31/05       03/31/04
                                                            ------------------------------

Revenues:
   Cost of revenues ......................................   $       --      $       --
Gross Profit .............................................           --              --
                                                             ------------    ------------

Operating expenses:
   Selling, general and administrative expenses ..........         74,000            --
                                                             ------------    ------------
Operating loss ...........................................        (74,000)           --

Provision for income taxes ...............................           --              --
                                                             ------------    ------------

Net income ...............................................   $    (74,000)   $       --
                                                             ============    ============

Basic income/(loss) attributable to common shareholders:
   Continuing operations .................................   $       --      $       --
   Discontinued Operations ...............................   $       --      $       --

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations .................................   $       --      $       --
   Discontinued Operations ...............................   $       --      $       --

Weighted average shares of common stock
   Outstanding basic and dilutive ........................     50,000,000      20,500,000


               The notes to the Condensed Financial Statements are
                     an integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
                              AND 2004 (UNAUDITED)


                                                   03/31/05    03/31/04
                                                   --------------------


Cash flow from operating activities
   Net loss ....................................   $(74,000)   $   --
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Change in prepaid expenses and other ......     74,000        --
                                                   --------    --------
   Net cash used in operating activities .......       --          --

Net increase/(decrease) in cash ................       --          --
Cash, beginning of period ......................       --          --
                                                   --------    --------
Cash, end of period ............................   $   --      $   --


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ....................................   $   --      $   --
   Income Taxes ................................   $   --      $   --



               The notes to the Condensed Financial Statements are
                     an integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

BASIS OF PRESENTATION

The consolidated condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

PRINCIPLES OF CONSOLIDATION

The Company is currently a shell with no operating activities. No subsidiaries are included for 2004 or 2005.

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

2        CONTINGENCIES

Our wholly owned subsidiary, Hugo International Telecom, Ltd. (`Limited') was placed into administrative status of the UK bankruptcy code as of October 12, 2001. If Limited fails to honor certain of its contractual obligations because of the bankruptcy filing or otherwise, claims may be made against the Company for breaches by Limited of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, Limited bankruptcy might bring certain claims against the Company or seek to hold the Company liable for certain transfers made by Limited to the Company and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of January 13, 2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond the Company's control; however, any such claims, if successful, could have a material adverse impact on the Company's financial condition. We may incur additional costs in connection with the Company's involvement in the Limited bankruptcy proceedings.

                        HUGO INTERNATIONAL TELECOM, INC.


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

LIQUIDITY AND CAPITAL RESOURCES

The  company  had  no  cash  balance  as  of  March  31,  2005.   There  remains
approximately $175,217 of accounts payable and $300 of accrued expenses unsettled as of March 31, 2005.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of March 31, 2005. These conditions are expected to continue unless new operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of Hugo's 2005 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2005:

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

HUGO INTERNATIONAL TELECOM, INC.


By:             /S/ Kevine Kreisler
                ----------------------------------
                    Kevin Kreisler
                    Chief Executive Officer and Chief Financial Officer


Date:               January 24, 2006