Form 10QSB
period 2005-06-30
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS JUNE 30, 2005 (UNAUDITED)
                       AND 2004 (UNAUDITED)

                        HUGO INTERNATIONAL TELECOM, INC.
                             CONDENSED BALANCE SHEET
                         AS OF JUNE 30, 2005 (UNAUDITED)

                                                                      06/30/05
                                                                    ------------
ASSETS:
Current assets:
   Prepaid expenses and other current assets ...................    $    98,667
                                                                    -----------
       Total current assets ....................................         98,667

TOTAL ASSETS ...................................................    $    98,667
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
   Accounts payable ............................................    $   182,223
   Accrued expenses ............................................            300
                                                                    -----------
       Total current liabilities ...............................        182,523



Stockholders' deficiency:
   Preferred stock, $0.0001 par value:
     Authorized 600,000 shares
     Issued and Outstanding 0 shares                                       --
   Series A convertible preferred stock, par value - $0.0001
     Authorized 400,000 shares
     Issued and Outstanding 90,000 shares ......................             (9)

     Liquidation value of $450,000

Common Stock, par value - $0.0001

     Authorized - 50,000,000 shares

     Issued and outstanding - 20,500,000 . .....................          2,050

Additional paid-in capital .....................................      2,500,189

Accumulated other comprehensive income .........................           --

Accumulated deficit ............................................     (2,589,054)
                                                                    -----------

       Total stockholders' deficiency ..........................        (83,856)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .................    $    98,667
                                                                    ===========


            The notes to the Condensed Financial Statements are an
                       integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                              AND 2004 (UNAUDITED)

                                                                Three months ended              Six months ended
                                                                     June 30,                         June 30,
                                                                  2005         2004             2005           2004
                                                                  ----         ----             ----           ----
Revenues:
   Cost of revenues ......................................   $       --      $       --      $       --      $       --
Gross Profit .............................................           --              --              --              --
                                                             ------------    ------------    ------------    ------------
Operating expenses:
   Selling, general and administrative expenses ..........         74,244            --           148,244            --
                                                             ------------    ------------    ------------    ------------
Operating loss ...........................................           --              --              --              --

Provision for income taxes ...............................         (6,762)         (6,762)         (6,762)         (6,762)
                                                             ------------    ------------    ------------    ------------


Net loss .................................................   $    (81,006)   $     (6,762)   $   (155,006)   $     (6,762)
                                                             ============    ============    ============    ============


Basic income/(loss) attributable to common shareholders:
   Continuing operations .................................   $       --      $       --      $       --      $       --
   Discontinued Operations ...............................   $       --      $       --      $       --      $       --

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations .................................   $       --      $       --      $       --      $       --
   Discontinued Operations ...............................   $       --      $       --      $       --      $       --

Weighted average shares of common stock
   Outstanding basic and dilutive ........................     50,000,000      20,500,000      50,000,000      20,500,000



               The notes to the Condensed Financial Statements are
                     an integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                              AND 2004 (UNAUDITED)


                                                    06/30/05     06/30/04
                                                   ----------------------


Cash flow from operating activities
   Net loss ....................................   $(155,006)   $  (6,762)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Change in prepaid expenses and other ........     148,000         --
   Change in accounts payable ..................       7,006        6,762
                                                    ---------    ---------
   Net cash used in operating activities .......        --           --

Net increase/(decrease) in cash ................        --           --
Cash, beginning of period ......................        --           --
                                                   ---------    ---------
Cash, end of period ............................   $    --      $    --



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ....................................   $    --      $    --
   Income Taxes ................................   $    --      $    --



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

LIQUIDITY AND CAPITAL RESOURCES

The company had no cash balance as of June 30, 2005. There remains approximately $182,223 of accounts payable and $300 of accrued expenses unsettled as of June 30, 2005.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of June 30, 2005. These conditions are expected to continue unless new operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the second quarter of Hugo's 2005 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2005:

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

HUGO INTERNATIONAL TELECOM, INC.

By:      /s/ Kevin Kreisler
         ---------------------------
             Kevin Kreisler
             Chief Executive Officer and Chief Financial Officer
Date:        January 24, 2006


<