Form 10QSB
period 2005-09-30
HUGO INTERNATIONAL TELECOM INC
filed 2006-01-27
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS SEPTEMBER 30, 2005 (UNAUDITED)
         AND 2004 (UNAUDITED)

                        HUGO INTERNATIONAL TELECOM, INC.
                             CONDENSED BALANCE SHEET
                      AS OF SEPTEMBER 30, 2005 (UNAUDITED)

                                                              9/30/05
                                                            -----------
ASSETS:
Current Assets:
Prepaid expenses ........................................   $    24,667
                                                            -----------
Total current assets ....................................        24,667

TOTAL ASSETS ............................................   $    24,667
                                                            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
   Accounts payable .....................................   $   222,239
   Accrued expenses .....................................           300
                                                            -----------
       Total current liabilities ........................       222,539



Stockholders' deficiency:
   Preferred stock, $0.0001 par value:
     Authorized 600,000 shares
     Issued and Outstanding 0 shares
Series B convertible preferred stock, par value - $0.0001
     Authorized 300,000 shares
     Issued and Outstanding 300,000 shares ..............            30

     Liquidation value of $(3)(,000)

Common Stock, par value - $0.0001

     Authorized - 50,000,000 shares

     Issued and outstanding - 50,000,000 ................         5,000

Additional paid-in capital ..............................     2,500,168

Accumulated other comprehensive income ..................          --

Accumulated deficit .....................................    (2,703,070)
                                                            -----------

       Total stockholders' deficiency ...................      (197,872)

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .......   $    24,667
                                                            ===========


         The notes to the Condensed Financial Statements are an integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
                              AND 2004 (UNAUDITED)

                                                                  Three months ended        Nine months ended
                                                                     September 30,             September 30,
                                                                  2005         2004         2005           2004
                                                                  ----         ----         ----           ----
Revenues:
   Cost of revenues ......................................   $       --      $       --     $       --      $       --
Gross Profit .............................................           --              --             --              --
                                                             ------------    ------------   ------------    ------------
Operating expenses:
   Selling, general and administrative expenses ..........        114,016            --          262,260            --
                                                             ------------    ------------   ------------    ------------
Operating loss ...........................................       (114,016)           --         (262,260)           --

Provision for income taxes ...............................           --              --            6,762           6,762
                                                             ------------    ------------   ------------    ------------

Net loss .................................................   $   (114,016)   $       --     $   (269,022)   $     (6,762)
                                                             ============    ============   ============    ============

Basic income/(loss) attributable to common shareholders:
   Continuing operations .................................   $       --      $       --     $       --      $       --
   Discontinued Operations ...............................   $       --      $       --     $       --      $       --

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations .................................   $       --      $       --     $       --      $       --
   Discontinued Operations ...............................   $       --      $       --     $       --      $       --

Weighted average shares of common stock
   Outstanding basic and dilutive ........................     50,000,000      20,500,000     50,000,000      20,500,000


         The notes to the Condensed Financial Statements are an integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UN-AUDITED)
                              AND 2004 (UN-AUDITED)


                                                     9/30/05       9/30/04
                                                   --------------------------

Cash flow from operating activities
   Net loss ....................................   $(269,022)   $  (6,762)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Change in prepaid expenses and other ........     222,000          --
   Change in accounts payable ..................      47,022        6,762
                                                   ---------    ---------
   Net cash used in operating activities .......        --           --

Net increase/(decrease) in cash ................        --           --
Cash, beginning of period ......................        --           --
                                                   ---------    ---------
Cash, end of period ............................   $    --      $    --



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ....................................   $    --      $    --
   Income Taxes ................................   $    --      $    --


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


3        ISSUE OF SERIES B PREFERRED STOCK

On August 19, 2005 the Board of Directors authorized the issuance of 300,000 shares of Series B Preferred Stock. Each share of Series B Preferred stock is entitled to 560 votes at any shareholders meeting, except that if the number of fully-diluted shares of common stock exceeds 72,000,000, the voting power of the Series B Preferred will be increased to assure the holders a minimum of 70% of the vote. The holder of the Series B Preferred Stock may convert each share of Series B Preferred Stock into common stock at a conversion ratio equal to $1.15 divided by 80% of the then-current market price of the common stock. Upon liquidation, the holders of Series B Preferred will receive from assets available for distribution $.01 per share, then will share with the holders of common stock as if the Series B Preferred had been converted into common stock. In the event that the Company declares a dividend, the holders of the Series B Preferred will share in the dividend as if they had converted their shares into common stock.

The Board of Directors issued the 300,000 shares of Series B Preferred Stock in exchange for 52,650 shares of the outstanding Series A Preferred Stock. The holders of the Preferred Stock then transferred all of the outstanding Series B Preferred Stock to GreenShift Corporation in consideration of its agreement to provide management services to the Company. The remaining 37,350 Series A preferred shares will be converted to 7,692,300 shares of common stock when that amount of shares becomes available under the amount the Company is authorized to issue. The Company currently has 50,000,000 shares outstanding, which is the maximum number of shares authorized.

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

The wholly owned subsidiary, Hugo International Telecom, Ltd. (`Limited') was placed into administrative status of the UK bankruptcy code as of October, 2001. Limited was restated as a discontinued operation through the date of the bankruptcy filing for financial statement purposes and was deconsolidated as of the bankruptcy date for financial statement purposes. If Limited fails to honor certain of its contractual obligations because of the bankruptcy filing or otherwise, claims may be made against us for breaches by Limited of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, Limited bankruptcy might bring certain claims against us or seek to hold us liable for certain transfers made by Limited to us and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of November 21, 2005, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond our control; however, any such claims, if successful, could have a material adverse impact on our financial condition. Finally, we may incur additional costs in connection with out involvement in the Limited bankruptcy proceedings.

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

RESULTS OF OPERATIONS

The company is currently a shell with no operations. Selling, general, and administrative expenses relate primarily to consulting and management services to prepare the company for a strategic transaction.

LIQUIDITY AND CAPITAL RESOURCES

The company had no cash balance as of September 30, 2005. There remains $222,239 of accounts payable and $300 of accrued expenses unsettled as of September 30, 2005.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of September 30, 2005. These conditions are expected to continue until unless operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the third quarter of Hugo's 2005 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2005 the Company issued 300,000 shares of Series B Preferred Stock to the holders of the outstanding Series A Preferred Stock. The Series B Preferred Stock was issued in exchange for the Series A Preferred Stock. . The issuance was exempt pursuant to Section4(2) of the Securities Act since the transfer was not made in a public offering and was made to individuals who had access to detailed information about Hugo International and were acquiring the shares for their own accounts. There was no underwriter.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

On August 19, 2005 GreenShift Corporation acquired control of Hugo International. GreenShift obtained control by receiving 300,000 shares of Hugo International's Series B Preferred Stock. The stock was transferred to GreenShift in consideration of its commitment to provide financing and management services to Hugo International. On the same date, Kevin Kreisler, the Chief Executive Officer of GreenShift Corporation, was elected to serve as the sole director and officer of Hugo International, and all other officers and directors resigned from their positions.

ITEM 6.           EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2005:

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


HUGO INTERNATIONAL TELECOM, INC.

By:             /s/ Kevin Kreisler
                --------------------------------
                    Kevin Kreisler
                    Chief Executive Officer and Chief Financial Officer
Date:               January 24, 2006