Form 10KSB
period 2005-12-31
HUGO INTERNATIONAL TELECOM INC
filed 2006-04-17
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

The number of outstanding shares of $0.0001 par value common stock as of April 13, 2006 was 50,000,000. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the registrants as of April 13, 2006 was $280,500.

                        HUGO INTERNATIONAL TELECOM, INC.

                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005



                                TABLE OF CONTENTS



Part I                                                                                       Page No.

Item 1.             Description of Business.....................................................3

Item 2.             Description of Properties...................................................5

Item 3.             Legal Proceedings...........................................................5

Item 4.             Submission of Matters to a Vote of Security Holders.........................5



Part II

Item 5.             Market for Common Equity, Related Stockholder Matters and Small
                    Business Issuer Purchases of Equity Securities..............................6

Item 6.             Management's Discussion and Analysis or Plan of Operation...................7

Item 7.             Financial Statements........................................................8

Item 8.             Changes and Disagreements with Accountants on Accounting
                    and Financial Disclosure...................................................18

Item 8A.            Controls and Procedures....................................................18

Item 8B.            Other Information..........................................................18

PART III

Item 9.             Directors and Executive Officers of the Registrant.........................19

Item 10.            Executive Compensation.....................................................19

Item 11.            Security Ownership of Certain Beneficial Owners and
                    Related Stockholders Matters...............................................20

Item 12.            Certain Relationships and Related Transactions.............................20



PART IV

Item 13.            Exhibits...................................................................21

Item 14             Principal Accountant Fees and Services.....................................21

Signatures          ...........................................................................22

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

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of December 31, 2005 the Company did not have any cash, and current liabilities exceeded current assets by $353,661. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The bankruptcy proceeding of our Hugo International Telecom, Ltd., subsidiary exposes us to risks and uncertainties.

The wholly owned subsidiary, Hugo International Telecom, Ltd. (`Limited') was placed into administrative status of the UK bankruptcy code as of October, 2001. Limited was restated as a discontinued operation through the date of the bankruptcy filing for financial statement purposes and was deconsolidated as of the bankruptcy date for financial statement purposes. If Limited fails to honor certain of its contractual obligations because of the bankruptcy filing or otherwise, claims may be made against us for breaches by Limited of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, Limited bankruptcy might bring certain claims against us or seek to hold us liable for certain transfers made by Limited to us and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of March 30, 2006 there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and is dependent upon many factors beyond our control; however, any such claims, if successful, could have a material adverse impact on our financial condition. Finally, we may incur additional costs in connection with our involvement in the Limited bankruptcy proceedings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Hugo International Telecom, Inc., did not submit any matters to a vote of security holders during 2005.

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

--------------------------------------------------------------------------------
Period                              High                                   Low
--------------------------------------------------------------------------------
2005 Fourth Quarter                .01                                    .005
2005 Third Quarter                 .01                                    .006
2005 Second Quarter                .022                                   .009
2005 First Quarter                 .022                                   .009
2004 Fourth Quarter               0.02                                   0.007
2004 Third Quarter                0.007                                  0.005
2004 Second Quarter               0.007                                  0.007
2004 First Quarter                0.017                                  0.01

Title of Class                         Approximate Number of Holders of Record
Common Stock, 0.0001 par value                           436

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares. Based on information from nominee holders, we believe that the number of owners of our common stock exceeds 436.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

The company is currently a shell with no operations. Expenses incurred relate primarily to professional fees and consulting fees to prepare the company for a strategic transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $353,661 as of December 31, 2005, which represented a decrease of $424,811 from the working capital surplus of $71,150 as of December 31, 2004.

The company had no cash balance as of December 31, 2005. There remains $161,579 of accounts payable, $3,787 due to related party, $300 of accrued expenses, and $83,338 of convertible debentures-related party unsettled as of December 31, 2005.

The company has incurred continued operating losses, has negative working capital, and has no cash flow to service liabilities as of December 31, 2005. These conditions are due to the fact that the company is a shell and it is expected that these conditions will continue unless new operating subsidiaries are acquired.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                       Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.......................................................9

Balance Sheet as of December 31, 2005........................................................................10

Statements of Operations for the Years Ended December 31, 2005 and 2004 .....................................11

Statements of Stockholders' Deficiency for the Years Ended December 31, 2005 and 2004........................12

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 .....................................13

Notes to Consolidated Financial Statements ..................................................................14


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders,
Hugo International Telecom, Inc.:


We have audited the accompanying consolidated balance sheet of Hugo International Telecom, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hugo International Telecom, Inc. as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        /s/ Rosenberg, Rich, Baker & Berman and Company Bridgewater, New Jersey
                             March 20, 2006


                        HUGO INTERNATIONAL TELECOM, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2005


ASSETS:

Current assets:
    Prepaid expenses and other current assets ............   $      --
        Total current assets .............................          --
                                                             -----------

TOTAL ASSETS .............................................          --
                                                             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current liabilities:
     Accounts payable ....................................       161,579
     Due to related party ................................         3,787
     Convertible note-related party (net of discount) ....        83,338
     Derivative liability ................................       104,657
     Accrued expenses ....................................           300
                                                             -----------
        Total current liabilities ........................       353,661
                                                             -----------

Stockholders' deficiency:
Preferred stock, par value - $0.0001:
        Authorized 300,000 shares
        Issued and outstanding 0 shares ..................          --
Series A convertible preferred stock, par value - $0.0001:
        Authorized 400,000 shares
        Issued and outstanding 37,350 shares .............             4
        Liquidation value of $186,750
Series B convertible preferred stock, par value - $0.0001:
        Authorized 300,000 shares
        Issued and Outstanding 300,000 shares
        Liquidation value of $3,000 ......................            30
Common Stock, par value - $0.0001
        Authorized 50,000,000 shares
        Issued and outstanding 50,000,000 shares .........         5,000
Additional paid-in capital ...............................     2,500,164
Accumulated deficit ......................................    (2,858,859)
                                                             -----------
        Total stockholders' deficiency ...................      (353,661)
                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ...........   $      --
                                                             ===========


                  The notes to the Financial Statements are an
                       integral part of these statements.


                        HUGO INTERNATIONAL TELECOM, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                     12/31/2005       12/31/2004
                                                    ------------    -------------


Revenues: .......................................   $       --      $       --
Cost of revenues ................................           --              --
                                                    ------------    ------------
Gross Profit ....................................           --              --
                                                    ------------    ------------

Operating expenses:
     Selling, general and administrative expenses        442,241          49,333
                                                    ------------    ------------

Operating loss ..................................       (442,241)        (49,333)

Other expense/(income):
     Interest expense ...........................          3,787            --
     Gain on settlement .........................        (27,979)           --
                                                    ------------    ------------

Loss before provision for income taxes ..........       (418,049)        (49,333)

Provision for income taxes ......................          6,762           6,762
                                                    ------------    ------------

Net loss ........................................   $   (424,811)   $    (56,095)
                                                    ============    ============

Net loss per common share, basic and diluted ....   $      (0.01)   $       --
                                                    ============    ============

Weighted average shares of common stock
     Outstanding basic and diluted ..............     50,000,000      50,000,000
                                                    ============    ============





                  The notes to the Financial Statements are an
                       integral part of these statements.


                        HUGO INTERNATIONAL TELECOM, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                              Preferred Stock      Additional                     Total
                                                    -----------------------------
                              Common Stock          Series A          Series B      Paid-In     Accumulated    Stockholders
                          ------------------    ----------------  ---------------
                           Shares    Amount     Shares  Amount    Shares   Amount   Capital        Deficit        Deficit
                          -------   -------     ------  -------   -------  ------  ---------     -----------   -----------


Balance January 1, 2004   20,500,000   $2,050    90,000    $ 9       --     $--   $ 2,207,139    $(2,377,953)   $(168,755)

Common stock ..........   29,500,000    2,950      --       --       --      --       293,050           --        296,000
Net loss for the year .         --       --        --       --       --      --          --          (56,095)     (56,095)
                          ----------   ------   -------    ---    -------   ---   -----------    -----------    ---------

Balance December 31, ..
2004                      50,000,000    5,000    90,000      9       --      --     2,500,189     (2,434,048)      71,150

Issuance of Series B ..
Preferred Stock in
exchange for Series A
Preferred Stock .......         --       --     (52,650)    (5)   300,000    30           (25)          --           --
Net loss for the year .         --       --        --       --       --      --          --         (424,811)    (424,811)
                          ----------   ------   -------    ---    -------   ---   -----------    -----------    ---------

Balance December 31, ..
2005                      50,000,000   $5,000    37,350    $ 4    300,000   $30   $ 2,500,164    $(2,858,859)   $(353,661)
                          ==========   ======   =======    ===    =======   ===   ===========    ===========    =========






                  The notes to the Financial Statements are an
                       integral part of these statements.


                        HUGO INTERNATIONAL TELECOM, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004




                                                                12/31/2005    12/31/2004
                                                                ----------    ----------

Cash flow from operating activities
      Net loss ..............................................   $(424,811)   $ (56,095)
          Debt issuance for related party payable ...........     187,995         --
          Change in prepaid expenses and other current assets     246,667       49,333
          Change in accounts payable ........................     (13,638)       6,762
          Change in due to related party ....................       3,787         --
                                                                ---------    ---------
      Net cash used in operating activities .................        --           --
                                                                ---------    ---------

Net increase (decrease) in cash .............................        --           --
Cash, beginning of year .....................................        --           --
                                                                ---------    ---------
Cash, end of year ...........................................   $    --      $    --
                                                                =========    =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
      Interest ..............................................   $    --      $    --
      Income Taxes ..........................................   $    --      $    --



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the year ended December 31, 2004 the Company issued 29,500,000 shares of common stock valued at $296,000 for prepaid management consulting services.

During the year ended December 31, 2005 a related party paid expenses totaling $37,995 on behalf of the Company.

During the year ended December 31, 2005, the Company issued a convertible demand note to GreenShift Corporation in the amount of $187,995 in exchange for advances made by GreenShift Corporation for expenses paid on the Company's behalf, and accrued management fees of $150,000.





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

2  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. At December 31, 2005, the Company had no operating subsidiaries which raises substantial doubt about the company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors. The company is currently a shell, and the ability to continue as a going concern is dependent upon the addition of profitable operations and support from stockholders and investors.

The consolidated financial statements do no include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NET INCOME/(LOSS) PER SHARE

The Company calculates net income per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of stock options, warrants and convertible securities.

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

DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in, a Company's Own Stock," require all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where the market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and require judgment and estimates.

                        HUGO INTERNATIONAL TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE INSTRUMENTS (CONTINUED)

The pricing model we use for determining fair value of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.


4  STOCK ISSUED FOR SERVICES

The Company accounts for stock issued for services in accordance with Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company accounts for the prepaid value of consulting services in accordance with EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees."

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

5  PREFERRED STOCK

                            SERIES A PREFERRED STOCK

On August 19, 2005, the Board of Directors authorized the conversion of 37,350 shares of Series A Preferred Stock into 7,692,300 shares of common stock. These shares will be converted upon the Company's decision to increase the authorized number of common shares.

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

6  EMPLOYMENT AGREEMENTS

In July 2002, the Company entered into an employment agreement with David Foden, the Company's Chairman and Chief Executive Officer of the Company. The agreement provided for base salary of (pound)132,000 and an annual incentive bonus based

                        HUGO INTERNATIONAL TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

6  EMPLOYMENT AGREEMENTS (CONTINUED)

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

7  CONTINGENCIES

The wholly owned subsidiary, Hugo International Telecom, Ltd. (`Limited') was placed into administrative status of the UK bankruptcy code as of October 12, 2001. If Limited fails to honor certain of its contractual obligations because of the bankruptcy filing or otherwise, claims may be made against us for breaches by Limited of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, Limited bankruptcy might bring certain claims against the Company or seek to hold the Company liable for certain transfers made by Limited to the Company and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of March 20 2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond the Company's control; however, any such claims, if successful, could have a material adverse impact on the Company's financial condition. We may incur additional costs in connection with the Company's involvement in the Limited bankruptcy proceedings.

8  ACQUISITION BY GREENSHIFT CORPORATION

In August 2005, GreenShift Corporation acquired 300,000 shares of the Company's Series B Preferred Stock from three of the Company's shareholders, which shares are convertible into that number of shares of the Company's common stock as are equal to $1.15 per preferred share at the time of conversion and have voting rights equal to 67% of the fully diluted capital stock of the Company. Kevin Kreisler, the Company's new Chairman and CEO, is also the Chairman and CEO of GreenShift Corporation. Subsequent to this acquisition, Hugo entered in to a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide interim management assistance and financial support while preparing Hugo for a strategic acquisition. Two acquisition candidates have been identified and the Company is currently negotiating agreements to complete those acquisitions.

9  RELATED PARTY TRANSACTIONS

In August 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement is for a term of five years and provides for GreenShift to receive $150,000 per year payable in cash or Hugo common stock.

During the year ended December 31, 2005, Greenshift paid certain liabilities totaling $37,995 on behalf of the Company.

On December 29, 2005, the Company issued a $187,995 convertible debenture in exchange for its outstanding liability to Greenshift Corporation. The $187,995 convertible debenture is due and payable on December 31, 2006, bearing interest at 5% per year, payable in cash or convertible into Hugo common shares. For the year ended December 31, 2005, interest expense of $3,787 for this obligation was incurred and accrued.

10  CONVERTIBLE DEBENTURE

The note payable to Greenshift Corporation is a convertible demand note due December 31, 2006. This convertible debenture may be converted into shares of the Company's common stock at the option of the holder at any time. The number of issuable common shares is equal to the amount of the note divided by the average of the three lowest closing market prices of the stock during the thirty trading days preceding conversion, provided such issuance does not give Greenshift more than a 4.95% ownership of the Company.

In accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the $187,995 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $104,657 as a liability in the accompanying balance sheet and has measured it at its estimated fair value. The estimated fair value of the embedded derivative has been calculated based on a convertible debt pricing model using the following assumptions:

                        HUGO INTERNATIONAL TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS


10  CONVERTIBLE DEBENTURE (CONTINUED)


Coupon rate                                             5%
Share price                                         $0.005
Expected volatility                                   150%
Risk free interest rate                              4.39%
Market rate of interest                                 5%

Changes in the fair value of the embedded derivative are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense). As of December 31, 2005, there was no change in the fair value of the embedded derivative.


11  INCOME TAXES

Hugo International Telecom, Inc. has incurred losses, which have generated net operating loss carryforwards for Hugo as of December 31, 2005. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2005 and 2004, Hugo's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2005 and 2004 consisted of state income tax provisions. Deferred tax assets are as follows:

                                   12/31/2005   12/31/2004
                                   ----------   ----------

Deferred Tax Asset:

Net operating loss carryforwards   $ 798,000    $ 660,000
                                   ---------    ---------

Total deferred tax assets ......     798,000      660,000
Less: Valuation allowance ......    (798,000)    (660,000)
                                   ---------    ---------

Net deferred tax asset .........   $    --      $    --
                                   =========    =========

Hugo has federal net operating loss carry-forwards of approximately $2,346,000 which expire through December 31, 2025.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Hugo's 2005 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2005.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth compensation information for Hugo International Telecom, Inc.'s executive officers during the years indicated as relevant. As of December 31, 2005, no executive officer held shares of exercisable options for Hugo International Telecom, Inc.'s Common Stock.

Name and Principal Position                 Annual Compensation              Long-term Compensation

----------------------------------------------------------------------------------------------------      All Other
                                                                              Securities Underlying      Compensation
                                      Year      Salary     Bonus      Other   Options Granted (shares)
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler, Chairman of the Board,  2005    $  --      $  --      $  --                  --           $      --
and Chief Executive Officer             2004       --         --         --                  --                  --
                                        2003       --         --         --                  --                  --

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

None

STOCK OPTION AND ISSUANCE PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the "beneficial ownership" of Hugo International Telecom, Inc's common stock as of April 13, 2006 by each of Hugo International Telecom's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. This information is based upon information received from or on behalf of the named individuals. SEC Rule 13d-3 under the Securities Exchange Act of 1934 defines "beneficial ownership" to mean the right to vote or exercise investment power, or to share in the right to vote or exercise investment power, with respect to the specified securities, whether or not the specified person has any economic interest in the specified securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage ownership is based on 50,000,000 shares of Common Stock issued and outstanding as of April 13, 2006.

Name and Address of                 Amount and Nature              Aggregate                Percent of
Beneficial Owners               of Beneficial Ownership          Percent of Class          Voting Power
                                   Common    Preferred          Common    Preferred        ------------
                                  -------    ---------          -------   ---------
Kevin Kreisler (1) (2)(3) ....         -0-     300,000             0%      100% Series B       67%

Current executive officers and
 directors as a group ........         -0-     300,000             0%      100% Series B       67%

Sonata Ventures, LLC .........   7,500,000        -0-              15%           0%             5%
230 Sillick Street,
Suite 1A
Clifton, NJ 07013

Fig Leaf Enterprise, Inc. ....   7,500,000        -0-              15%           0%             5%
776 Chilver Road
Windsor, Ontario N8Y2K3
Canada

Carolina Menendez- ...........   7,500,000        -0-              15%           0%             5%
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

On December 29, 2005, the Company issued a convertible demand note to GreenShift Corporation for the outstanding liability due. The note is due and payable on December 31, 2006 bearing interest at 5% per year, payable in cash or convertible into common shares by formula.

                                     PART IV

ITEM 13.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-KSB for the period ended December 31, 2005:

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

         Audit Fees

Rosenberg Rich Baker Berman & Co. billed the Company $30,000 in connection with the audits of the Company's financial statements for the years ended December 31, 2005, 2004, 2003 and 2002.

         Audit-Related Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company for any Audit-Related fees in the years ended December 31, 2005 or 2004.

         Tax Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company in the years ended December 31, 2005 or 2004 for professional services rendered for tax compliance, tax advice and tax planning.

         All Other Fees

Rosenberg Rich Baker Berman & Co. did not bill the Company for any other fees in the years ended December 31, 2005 or 2004.

It is the policy of Hugo International Telecom, Inc.'s Board of Directors to approve all engagements of their independent auditors to render audit or non-audit services prior to the initiation of such services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.


                                            HUGO INTERNATIONAL TELECOM, INC.

                                            By:/s/ Kevin Kreisler
                                            --------------------------------
                                                   Kevin Kreisler
                                                   Chief Executive Officer
Date:  April 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By:/s/ Kevin Kreisler
                                            --------------------------------
                                                   Kevin Kreisler
                                                   Chief Executive Officer,
                                                    Chief Financial Officer,
                                                    and Director
Date: April 13, 2006