Form 10QSB
period 2006-03-31
HUGO INTERNATIONAL TELECOM INC
filed 2006-05-23
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

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





Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X No ___.

The number of outstanding shares of $0.0001 par value common stock as of May 22, 2006 was 50,000.

Transitional Small Business Disclosure Format:  Yes         No  X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS MARCH 31, 2006 (UNAUDITED) AND 2005 (UNAUDITED)


                        HUGO INTERNATIONAL TELECOM, INC.
                             CONDENSED BALANCE SHEET
                        AS OF MARCH 31, 2006 (UNAUDITED)

                                                                     03/31/06
                                                                     --------
ASSETS:
Current assets:
   Prepaid expenses and other current assets ..................     $      --
                                                                    -----------
       Total current assets ...................................            --
                                                                    -----------

TOTAL ASSETS ..................................................     $      --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable ...........................................         144,579
   Due to related party .......................................           7,947
Convertible note-related party (net of discount) ..............         136,522
   Derivative liability .......................................         104,067
   Accrued expenses ...........................................             300
                                                                    -----------
       Total current liabilities ..............................     $   393,415
                                                                    -----------




Stockholders' deficiency:
   Preferred stock, $0.0001 par value:
     Authorized 600,000 shares
     Issued and Outstanding ...................................        0 shares
                                                                    -----------
Series A convertible preferred stock, par value - $0.0001
     Authorized 400,000 shares ................................               4
       Issued and Outstanding 37,350 shares
Series B convertible preferred
   stock, par value - $0.0001
     Authorized 300,000 shares ................................              30
     Issued and Outstanding 300,000 shares

Common Stock, par value - $0.0001
   Authorized - 50,000,000 shares
   Issued and outstanding - 50,000,000 ........................           5,000
Additional paid-in capital ....................................      (2,500,164)

Accumulated other comprehensive income ........................            --

Accumulated deficit ...........................................      (2,898,613)
                                                                    -----------

       Total stockholders' deficiency .........................        (393,415)

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .............               $
                                                                    ===========


             The notes to the Condensed Financial Statements are an
                       integral part of these statements.


                        HUGO INTERNATIONAL TELECOM, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
                              AND 2005 (UNAUDITED)


                                                                03/31/06       03/31/05
                                                             ---------------------------

Revenues:
   Cost of revenues ......................................   $       --      $       --
Gross Profit .............................................           --              --
                                                             ------------    ------------

Operating expenses:
   Selling, general and administrative expenses ..........         10,020          74,000
                                                             ------------    ------------
Operating loss ...........................................         10,020         (74,000)

Other Expense/(Income)
    Interest Expense .....................................         29,734            --
    Gain on settlement ...................................           --              --
                                                             ------------    ------------

Loss before provision for Income Tax .....................        (39,754)           --
                                                             ------------    ------------

Provision for income taxes ...............................           --              --
                                                             ------------    ------------

Net income ...............................................   $    (39,754)   $    (74,000)
                                                             ============    ============

Basic income/(loss) attributable to common shareholders:
   Continuing operations .................................   $       --      $       --
   Discontinued Operations ...............................   $       --      $       --

Diluted income/(loss) attributable to common shareholders:
   Continuing Operations .................................   $       --      $       --
   Discontinued Operations ...............................   $       --      $       --

Weighted average shares of common stock
   Outstanding basic and dilutive ........................     50,000,000      50,000,000


             The notes to the Condensed Financial Statements are an
                       integral part of these statements.



                        HUGO INTERNATIONAL TELECOM, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
                              AND 2005 (UNAUDITED)

                                                        03/31/06      03/31/05
                                                        ------------------------


Cash flow from operating activities
                                                         --------    -----------
   Net cash used in operating activities .............    (27,020)          --

Cash flow from financing activities
   Issuance of convertible debentures to related party     27,020           --
                                                         --------    -----------
   Net cash provided by financing activities .........     27,020           --

Net increase/(decrease) in cash ......................       --             --
Cash, beginning of period ............................       --             --
                                                         --------    -----------
Cash, end of period ..................................   $   --      $      --


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ..........................................   $   --      $      --
   Income Taxes ......................................   $   --      $      --



             The notes to the Condensed Financial Statements are an
                       integral part of these statements.

                        HUGO INTERNATIONAL TELECOM, INC.,
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

BASIS OF PRESENTATION

The condensed interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include in all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

2        CONTINGENCIES

Our wholly owned subsidiary, Hugo International Telecom, Ltd. (`Limited') was placed into administrative status of the UK bankruptcy code as of October 12, 2001. If Limited fails to honor certain of its contractual obligations because of the bankruptcy filing or otherwise, claims may be made against the Company for breaches by Limited of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, Limited bankruptcy might bring certain claims against the Company or seek to hold the Company liable for certain transfers made by Limited to the Company and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of May 19, 2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond the Company's control; however, any such claims, if successful, could have a material adverse impact on the Company's financial condition. We may incur additional costs in connection with the Company's involvement in the Limited bankruptcy proceedings.

3         RELATED PARTY TRANSACTIONS

DEBENTURES AND NOTES PAYABLE TO GREENSHIFT

On December 29, 2005, the Company issued a $187,995 convertible debenture in exchange for its outstanding liability to Greenshift Corporation. The $187,995 convertible debenture is due and payable on December 31, 2006, bearing interest at 5% per year, payable in cash or convertible into Hugo common shares. As of December 31, 2005 interest expense of $3,787 on these debentures was accrued. The company determined that the variable price conversion feature on the debenture was an embedded derivative, and recorded a note discount and derivative liability of $104,657 at December 31, 2006. Interest expense from the amortization of the note discount was $26,164 for the three months ended March 31, 2006, and the unamortized note discount totaled $78,493 as of March 31, 2006.

During the quarter ended March 31, 2006, GreenShift Corporation paid $27,020 on behalf of the Company for current liabilities and operating expenses. In exchange for these payments the Company issued to GreenShift additional convertible debentures totaling $27,020. Interest expense on convertible debentures was $4,160 for the quarter ended March 31, 2006. As of March 31, 2006 the Company owed GreenShift $215,015 in convertible debentures and $7,947 in accrued interest.

                        HUGO INTERNATIONAL TELECOM, INC.,
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


4         DERIVATIVE LIABILITY

In accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the $215,015 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $104,067 as a liability in the accompanying balance sheet and has measured it at its estimated fair value.

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

The Company is not a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company, however, is a shell company without any operations. As of March 31, 2006, the Company did not have any cash, and current liabilities exceeded current assets by $393,415. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The bankruptcy proceeding of our Hugo International Telecom, Ltd., subsidiary exposes us to risks and uncertainties.

The wholly owned subsidiary, Hugo International Telecom, Ltd. (`Limited') was placed into administrative status of the UK bankruptcy code as of October, 2001. Limited was restated as a discontinued operation through the date of the bankruptcy filing for financial statement purposes and was deconsolidated as of the bankruptcy date for financial statement purposes. If Limited fails to honor certain of its contractual obligations because of the bankruptcy filing or otherwise, claims may be made against us for breaches by Limited of those contracts as to which we are primarily or secondarily liable as a guarantor. In addition, Limited bankruptcy might bring certain claims against us or seek to hold us liable for certain transfers made by Limited to us and/or for Limited's obligations to creditors under various equitable theories recognized under bankruptcy law. As of May 22, 2006, there have been no claims filed against the Company or any of its current or former officers or directors, and we do not expect any material claims to be filed. However, the outcome of complex litigation (including claims which may be asserted against us) cannot be predicted with certainty and its dependent upon many factors beyond our control; however, any such claims, if successful, could have a material adverse impact on our financial condition. Finally, we may incur additional costs in connection with out involvement in the Limited bankruptcy proceedings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

[------------------------------------------------------------------------------
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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


RESULTS OF OPERATIONS

The company is currently a shell with no operations. Expenses incurred are primarily related to professional fees to prepare the company for a strategic transaction.



LIQUIDITY AND CAPITAL RESOURCES

The  company  had  no  cash  balance  as  of  March  31,  2006.   There  remains
approximately $144,579 of accounts payable and $300 of accrued expenses unsettled as of March 31, 2006.

The company has incurred continued operating losses, has negative working capital and liabilities exceed assets as of March 31, 2006. These conditions are expected to continue unless new operating subsidiaries are acquired.

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

CHANGES IN INTERNAL CONTROLS

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of Hugo's 2006 fiscal year that has materially affected or is reasonably likely to materially affect Hugo's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

On May 9, 2006 the Company filed a Certificate of Amendment to its Certificate of Incorporation. The effect of the amendment was to:

a. Increase the authorized common stock from 50,000,000 shares to 100,000,000 shares;

b. Increase the authorized preferred stock from 1,000,000 shares to 10,000,000 shares; and

c. Effect a 1-for-1000 reverse split of the outstanding common stock, effective at the close of business on May 18, 2006.

The effect of the reverse stock split was to reduce the outstanding common shares from 50,000,000 to approximately 50,000. The holder of any fractional share resulting from the reverse stock split will be issued a whole share in lieu of the fraction.



ITEM 6.           EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2006:

Exhibit Number         Description

3    Certificate of Amendment of Certificate of Incorporation dated May 9, 2006.

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

HUGO INTERNATIONAL TELECOM, INC.


                /S/ Kevin Kreisler
                ------------------------
                    Kevin Kreisler
                    Chief Executive Officer and Chief Financial Officer
Date:               May  22, 2006