Form 10QSB
period 2006-06-30
GS AGRIFUELS CORP
filed 2006-08-21
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

                         COMMISSION FILE NO. : 001-16207



                            GS AGRIFUELS CORPORATION
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


              One Penn Plaza, Suite 1612, New York, New York 10119
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 994-5374
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)





Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X .

The number of outstanding shares of $0.0001 par value common stock as of August 21, 2006 was 2,217,500.

Transitional Small Business Disclosure Format:  Yes  No  X

                            GS AGRIFUELS CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2006




                                TABLE OF CONTENTS


                                                                                                 Page No

Part I     Financial Information

Item 1.    Financial Statements (unaudited for June 30, 2006 and 2005)
              Consolidated Balance Sheet - June 30, 2006............................................4
              Consolidated Statements of Operations -
                 Three and Six Months Ended June 30, 2006 and 2005 .................................5
              Consolidated Statements of Cash Flow -
                 Six Months Ended June 30, 2006 and 2005 ...........................................6
              Notes to Consolidated Financial Statements ...........................................7
Item 2.    Management's Discussion and Analysis or Plan of Operation ..............................11
Item 3.    Controls and Procedures ................................................................17

Part II    Other Information
Item 1.    Legal Proceedings ......................................................................19
Item 2.    Changes in Securities ..................................................................19
Item 3.    Defaults Upon Senior Securities ........................................................19
Item 4.    Submission of Matters to a Vote of Security Holders ....................................19
Item 5.       Other Information ...................................................................19
Item 6.       Exhibits and Reports of Form 8K .....................................................19


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS JUNE 30, 2006 (UNAUDITED) AND 2005 (UNAUDITED)


                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                         AS OF JUNE 30, 2006 (UNAUDITED)

                                                                     06/30/06
                                                                   ------------
ASSETS:
Current assets:
   Cash ........................................................   $ 4,885,990
                                                                   -----------
   Total current assets ........................................     4,885,990
Other assets:
  Project development costs ....................................        20,000
  Deferred financing fees ......................................       587,397
  Other assets .................................................        30,100
                                                                   -----------
           Total Other Assets ..................................        50,100
                                                                   -----------

TOTAL ASSETS ...................................................   $ 5,523,487
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable ............................................       156,203
   Accrued expenses ............................................        17,629
   Accrued interest - related party ............................        15,082
   Due to related party ........................................       105,929
   Convertible debentures - related party (net of discount) ....       206,970
   Derivative liability ........................................       106,779
                                                                   -----------
       Total current liabilities ...............................             $
                                                                   -----------
                                                                       608,592

   Long term convertible debenture - (net of discount) .........     7,419,256
                                                                   -----------

TOTAL LIABILITIES ..............................................   $ 8,027,848
                                                                   -----------

Stockholders' deficiency:
   Preferred Stock, par value - $0.0001
     Series A convertible preferred stock, par value - $0.0001
       400,000 shares authorized, 37,350 shares
         issued and outstanding 4 Series C convertible
         preferred stock, par value - $0.0001 10,000,000 shares
       authorized, 1,000,000 shares issued and outstanding 1,000
   Common Stock, par value - $0.0001
       100,000,000 shares Authorized, 2,217,500
         shares issued and outstanding .........................           222
   Additional paid-in capital ..................................      (624,855)
Accumulated deficit ............................................    (2,898,613)
Deficit accumulated during development stage ...................      (231,829)
                                                                   -----------
       Total stockholders' deficiency ..........................    (2,504,361)

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..............   $ 5,523,487
                                                                   ===========



                       The notes to the Condensed Financial Statements are an integral part of these statements.


                    GS AGRIFUELS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
                              AND 2005 (UNAUDITED)

                                                                                                 Cumulative
                                                                                                Amounts Since
                                                                                                 Inception of
                                              FOR THE THREE MONTHS        FOR THE SIX MONTHS     Development
                                                   ENDING                     ENDING             Stage 4/1//06
                                             6/30/06      6/30/05      6/30/06     6/30/05       to 6/30/06
                                             -------      -------      -------     -------       ----------

Revenues: ...............................   $    --      $    --      $    --      $    --      $    --

                                                                                                ---------
Cost of Revenues ........................        --           --           --           --           --
                                            ---------    ---------    ---------    ---------    ---------
Gross Profit ............................        --           --           --           --           --


Operating Expenses:
Selling, General and Administrative .....     181,200       74,244      191,220      148,244      181,200
                                                         ---------    ---------    ---------    ---------
Total operating expenses ................     181,200       74,244      191,220      148,244      181,200
                                            ---------    ---------    ---------    ---------    ---------

Operating (loss) income .................    (181,200)     (74,244)    (191,220)    (148,244)    (181,200)

Other income (expense):
    Interest expense ....................     (50,630)        --        (80,363)        --        (50,630)
                                            ---------    ---------    ---------    ---------    ---------
        Total other income (expense)t ...     (50,630)     (74,244)     (80,363)        --        (50,630)
                                            ---------    ---------    ---------    ---------    ---------

Income (Loss) before provision for
    income taxes ........................    (231,829)     (74,244)    (271,583)     (74,244)    (231,829)

Provision for income taxes, net .........        --         (6,762)        --         (6,762)        --
                                            ---------    ---------    ---------    ---------    ---------

Net Loss ................................   $(231,829)   $ (81,006)   $(271,583)   $(155,006)   $(231,829)
                                            =========    =========    =========    =========    =========

Earnings (loss) per share attributable to
  common shareholders - continuing
  operations ............................   $   (0.38)   $   (1.62)   $   (0.45)   $   (3.10)   $    --
Weighted average share of common
stock outstanding basic and dilutive ....     603,917       50,000      603,917       50,000         --



             The notes to the Condensed Financial Statements are an
                       integral part of these statements.




                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
                              AND 2005 (UNAUDITED)

                                                                                                         Cumulative
                                                                                                         Amounts Since
                                                                                                         Inception of
                                                                                                         Development
                                                                                                         Stage, 4/1/06
                                                                            6/30/06       6/30/05        to 6/30/06
                                                                            -------       -------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .............................................................   $  (271,583)   $  (155,006)      (231,829)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
    Amortization of deferred financing costs .........................        12,603           --           12,603
    Amortization of note discount ....................................        26,164           --           26,164
    Change in fair market value of derivatives .......................         3,302           --            2,712
    Issuance of stock for services ...................................        40,139           --           40,139
    Changes in assets and liabilities:
        Amounts due from related parties .............................       (30,100)          --          (30,100)
        Prepaid expenses and other current assets ....................          --          148,000           --
        Accounts Payable .............................................        (5,376)         7,006         11,625
        Accrued expenses .............................................        53,609           --           24,465
                                                                         -----------    -----------    -----------
         Net cash (used in) provided by operating activities .........      (171,242)          --          144,222
                                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Project development costs ........................................       (20,000)          --          (20,000)
                                                                         -----------    -----------    -----------
         Net cash used in investing activities .......................       (20,000)          --          (20,000)
                                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings from related party-short term .........................       105,929           --          105,929
    Issuance of convertible debentures-related party .................        71,303           --           44,283
    Issuance of long-term convertible debentures .....................     4,900,000           --        4,900,000
                                                                         -----------    -----------    -----------
         Net cash (used in) provided by financing activities .........     5,077,232           --        5,050,212
                                                                         -----------    -----------    -----------

(Decrease) Increase in cash ..........................................     4,885,990           --        4,885,990
Cash at beginning of period ..........................................          --             --             --
                                                                         -----------    -----------    -----------
Cash at end of period ................................................   $ 4,885,990    $      --      $ 4,885,990
                                                                         ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ..........................................................   $      --      $      --      $      --
   Income Taxes ......................................................   $      --      $      --      $      --


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Issuance of Series C Preferred Stock .................................   $        30           --      $        30
Assumption of convertible debenture pursuant to share
  purchase agreement with parent .....................................     1,949,631           --        1,949,631
Issuance of warrants upon issuance of convertible debentures .........        30,250           --           30,250

             The notes to the Condensed Financial Statements are an
                       integral part of these statements.

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GS AgriFuels Corporation. "GS AgriFuels" or "the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

PRINCIPLES OF CONSOLIDATION

For the period ended June 30, 2006 the accompanying consolidated financial statements include all accounts of GS AgriFuels Corporation and its wholly-owned subsidiary, Mean Green Biofuels, Inc. All significant intercompany balances and transactions were eliminated in consolidation. The consolidated financial statements for the period ended June 30, 2006 include the accounts of Mean Green Biofuels, Inc. beginning June 7, 2006.

2.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

GS AgriFuels is a Delaware corporation that is in its development stage. The Company was formerly named Hugo International Telecom, Inc., and on May 18, 2006, changed its name to GS AgriFuels Corporation. GS AgriFuels owns certain proprietary technology that will enable us to manufacture clean fuels, both biodiesel and ethanol, from a variety of agricultural feedstocks in integrated facilities.

At March 31, 2006, when it last filed financial statements with the Securities and Exchange Commission, GS AgriFuels was a shell company. It had not conducted any business operations since 2002 and had no material assets. In June 2006,GS AgriFuels sold a Secured Convertible Debenture to Cornell Capital Partners and received net proceeds of $4,900,000. GS AgriFuels is currently using those funds to develop its initial production facilities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


3.  STOCKHOLDERS EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, 10,000,000 shares of Series C Preferred Stock, and 400,000 shares of Series A Preferred Stock. The Board of Directors is authorized to issue the preferred stock with any rights and preferences that the Board of Directors decides are appropriate. As of June 30, 2006, there are 2,217,500 shares of our common stock outstanding, 1,000,000 shares of our Series C Preferred Stock outstanding, and 37,500 shares of our Series A Preferred Stock.

COMMON STOCK

On January 13, 2006 the Board of Directors of GS AgriFuels unanimously adopted a resolution to amend the Certificate of Incorporation to effect a reverse split of GS AgriFuels' outstanding common stock at a ratio of 1:1000 (the"Reverse Split"). The holder of shares representing a majority of the voting power of GS AgriFuels' outstanding voting stock subsequently gave written consent to the resolution. The Company filed the Amendment to its Certificate of Incorporation with the Secretary of the State of Delaware on May 18, 2006, and the Reverse Split was effective as of that date. As of June 30, 2006, there are 2,217,500 shares of our common stock outstanding.

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


3.  STOCKHOLDERS EQUITY (CONTINUED)

SERIES A PREFERRED STOCK

On August 19, 2005, the Board of Directors authorized the conversion of 37,350 shares of Series A Preferred Stock into 7,692 shares of common stock. These shares will be converted in the third quarter of 2006.

SERIES C PREFERRED STOCK

In conjunction with the June 7, 2006 Mean Green BioFuels, Inc. share purchase agreement with GreenShift, GreenShift surrendered 300,000 of Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631 and issued to GreenShift 1,000,000 shares of Series C Preferred Stock (which are convertible into 80% of the Company's fully-diluted common stock).

GreenShift Corporation owns all of the outstanding Series C Preferred Stock. GreenShift is entitled to convert the Series C Preferred Stock into the greater of (a) 15,000,000 common shares or (b) a number of shares of common stock that will equal 80% of GS AgriFuels' fully-diluted common stock after conversion. GreenShift Corporation also controls 80% of the voting power in GS AgriFuels by reason of its ownership of the Series C Preferred Stock. The Series C Preferred Stock has a liquidation preference equal to $0.001 per share. The Series C Preferred Stock does not accrue dividends, but the holder will be entitled to 80% of any dividend declared with respect to the common stock. As of June 30, 2006, there are 1,000,000 shares of our Series C Preferred Stock outstanding.

SHARE BASED PAYMENT

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determines the fair market value of the warrants/options that are issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

STOCK OPTIONS

On May 23, 2006, GS AgriFuels entered into an amended management services agreement with GreenShift that provides for the issuance to GreenShift of 6,000,000 five year options to purchase GS AgriFuels common stock, exercisable at $3.00 per share, at the later of December 31, 2006 or the commencement of construction of a biodiesel plant. The fair value of the options was determined to be $144,000, and was calculated using the Black-Scholes Option Pricing Model. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the options will be recorded when the performance condition is met.

STOCK WARRANTS

In conjunction with GS AgriFuel's June 7, 2006 issuance of convertible debentures to Cornell Capital, GS AgriFuels issued to Cornell Capital 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded a note discount of $30,375. The note discount is being amortized over the term of the debenture.

                  GS AGRIFUELS CORPORATION AND SUBSIDIARY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3.  STOCKHOLDERS EQUITY (CONTINUED)


The following is a table of stock options and warrants outstanding as June 30, 2006:

                                                    Number of Shares        Weighted Average
                                                                            Exercise Price
                                                    ----------------        ---------------
   Outstanding at March 31, 2006                             --              $        --
     Granted at fair value                               7,125,000                   2.53
     Forfeited                                               --                       --
     Exercised                                               --                       --
                                                       ------------            -----------
 Outstanding at June 30, 2006                           7,125,000                   2.53



Summarized information about GS AgriFuels's stock options outstanding at June
30, 2006 is as follows:

                                                     Weighted                                   Exercisable
                                                      Average                       Number of Options   Weighted Average
         Exercise Prices             Number of       Remaining       Weighted                            Exercise Price
                                      Options       Contractual       Average
                                    Outstanding        Life       Exercise Price
--------------------------------------------------------------------------------------------------------------------------
$0.001                              1,125,000            5.00           0.001         1,125,000                 0.001
$3.00                               6,000,000            5.00           3.000                --                    --
                                    7,125,000                                         7,125,000



Options exercisable at June 30, 2006 were 1,125,000 with a weighted average exercise price of $0.001 per share. The fair value of each option granted during 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                2006
                                                              --------
Dividend yield                                                     --
Expected volatility                                              150%
Risk-free interest rate                                         5.15%
Expected life                                                  5 yrs.



4.   RELATED PARTY TRANSACTIONS

CONVERTIBLE DEBENTURES ISSUED TO GREENSHIFT

On December 29, 2005, the Company issued an $187,995 convertible debenture in exchange for its outstanding liability to GreenShift Corporation. The $187,995 convertible debenture is due and payable on December 31, 2006, bearing interest at 5% per year, payable in cash or convertible into our common shares. The company determined that the variable price conversion feature on the debenture was an embedded derivative, and recorded a note discount and derivative liability of $104,657 at December 31, 2005. During the six months ended June 30, 2006, GreenShift paid $71,303 on behalf of the Company for current liabilities and operating expenses. In exchange for these payments the Company issued to GreenShift additional convertible debentures totaling $71,703. As of June 30, 2006, the principal balance due on these debentures was $259,298 prior to note discounts. For the six months ended June 30, 2006, interest expense of $9,194 for this obligation was incurred and accrued. Interest expense from the amortization of the note discount was $52,328 for the six months ended June 30, 2006, and the unamortized note discount totaled $52,328 as of June 30, 2006.

DERIVATIVE LIABILITY

In accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the $259,298 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $106,779 as a liability in the accompanying balance sheet and has measured it at its estimated fair value as of June 30, 2006.

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


4.   RELATED PARTY TRANSACTIONS (CONTINUED)

SHORT TERM BORROWINGS FROM GREENSHIFT

During the three months ended June 30, 2006, GS AgriFuels received $105,929 in short term loans from GreenShift Corporation. These loans bear interest at 5%, for which $2,101 in interest expense was accrued for the three months ended June 30, 2006. The total principal amount due to GreenShift for short term loans was $105,929 as of June 30, 2006.

SHARE PURCHASE AGREEMENT WITH GREENSHIFT

On June 7, 2006, the Company acquired Mean Green BioFuels, Inc., a newly formed shell company, from GreenShift Corporation. At the closing, GreenShift Corporation surrendered to the Company 300,000 shares of the Company's Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631 and issued to GreenShift 1,000,000 shares of Series C Preferred Stock (which are convertible into 80% of the Company's fully-diluted common stock). Due to the related party nature of the transaction it was accounted for at book value, and the amount of consideration paid over the book value of assets received of $1,949,631 was recorded as a reduction of paid in capital.

MANAGEMENT SERVICES AGREEMENT WITH GREENSHIFT

In August 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement is for a term of five years and provides for GreenShift to receive $150,000 per year payable in cash or the Company's common stock. On May 23, 2006, the management services agreement with GreenShift was amended to include the issuance of 6,000,000 options to purchase GS AgriFuels common stock at $3.00 per share at the later to occur of December 31, 2006 or the commencement of construction of a biodiesel plant. In June 2006 GS AgriFuels issued 2,025,000 shares of common stock to GreenShift Corporation in consideration for $37,500 of services provided by GreenShift under its management services agreement with the Company.

OTHER RELATED PARTY TRANSACTIONS

GS AgriFuels is party to an agreement with GS CleanTech Corporation, a subsidiary of GreenShift, pursuant to which GS CleanTech provides GS AgriFuels with technology rights, engineering services, and right of first refusal rights to purchase GS CleanTech's inventory of clean fuel feedstocks. Under the agreement, GS AgriFuels holds the exclusive rights to the use of GS CleanTech's biodiesel and ethanol production technologies.

5.   FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of June 30, 2006:

                                                           6/30/06
                                                         ------------
     Short-term borrowings
      Short term loans - GreenShift ..................   $   105,929
Convertible debenture - GreenShift ...................       259,298
Note Discounts .......................................       (52,328)
                                                         -----------
      Total short term borrowings ....................   $   312,899

      Long term convertible debentures:
      Convertible debenture - Cornell Capital Partners     1,949,631
      Convertible debenture - Cornell Capital Partners     5,500,000
      Note Discounts .................................       (30,375)
                                                         -----------
      Total of long term convertible debentures ......   $ 7,419,256

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

 5.   FINANCING ARRANGEMENTS (CONTINUED)

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of June 30, 2006 and the Company's ability to meet such obligations:

                   Year                               Amount
                   -----                            ----------
                   2006                             $   105,929
                   2007                                 206,970
                   2008                                    --
                   2009                               7,419,256
                                                    -----------
                   Total minimum payments due
                   under current and
                   long-term obligations            $ 7,732,155
                                                    ===========

CONVERTIBLE DEBENTURES - CORNELL CAPITAL

On June 7, 2006, GS AgriFuels entered into a Securities Purchase Agreement with Cornell Capital Partners LP ("Cornell") under which Cornell committed to purchase $22,000,000 in Secured Convertible Debentures. The first Debenture, in the principal amount of $5,500,000 was purchased by Cornell on June 7, 2006, for which the company paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The second Debenture, also in the principal amount of $5,500,000 will be purchased on or before September 30, 2006 if Hugo has obtained a commitment for senior debt financing for the construction of a biodiesel manufacturing plant. The third Debenture, in the principal amount of $11,000,000, will be purchased when construction of the biodiesel manufacturing plant commences. Under the terms of the Securities Purchase Agreement, the Debentures carry an interest rate of 5%, and principal and interest on the Debenture may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. Cornell can demand that GS AgriFuels redeem up to $550,000 per month of the principal amount of the Debenture during any calendar month. GS AgriFuels can satisfy the redemption obligation by paying cash equal to 120% of the principal redeemed or by issuing common stock valued at the lowest daily volume weighted average price during the thirty trading days preceding the redemption. The Debentures are secured by a pledge of all of GS AgriFuels' assets, including the capital stock of its subsidiary Mean Green BioFuels, Inc. and the capital stock of the subsidiaries of Mean Green BioFuels, Inc. GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant.

During the three months ended June 30, 2006, GS AgriFuels issued 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The options were issued to Cornell Capital Partners in conjunction with the Company's June 7, 2006 issuance of convertible debentures. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $30,375 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture.

In conjunction with the share purchase agreement with GreenShift, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 5%, and principal and interest on the Debenture may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares.

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

OVERVIEW

GS AgriFuels Corporation ("we," "our," "us," "GS AgriFuels," or the "Company") is a development stage Delaware corporation that is developing facilities to produce and sell clean fuels from agriproducts in innovative new ways that enable producers of agriproducts, their local communities and consumers to save money, reduce pollution and contribute to energy independence.

We believe in the potential of renewable fuels, but our view is that the domestic clean fuels industry faces significant challenges over the coming years. Among other challenges, the biodiesel sector faces high concentrations of risk in the soy markets and the corn-derived ethanol sector is facing both increasing corn prices and decreasing distillers dried grains prices.

Our belief is that these risks can be mitigated with feedstock diversification and with the use of proprietary new technologies and production improvements that facilitate integrated multi-fuel production capability at relatively small-scales. Our business model incorporates elements of each.

From a technology standpoint, we currently have little interest in enzymatic processes. Instead, our plans are based on the application of a number of proprietary technologies, including innovative desiccation, process intensification, gasification, catalytic, and carbon capture technologies, synergistically at small-scales to enable the cost-effective refining of many forms of biomass into clean fuels.

Our  technologies  enable us to manufacture  clean fuels,  including  biodiesel,
ethanol,   methanol  and  synthetic  diesel,  from  a  variety  of  agricultural feedstocks in integrated facilities.

>> Process Intensification. Our biodiesel production technology leverages innovative process intensification techniques to accelerate and enhance traditional biodiesel reaction kinetics, thus decreasing process time, reducing energy and raw material needs, and increasing product quality.

>> Biomass Gasification. Our biomass gasification technology is designed to standardize variable biomass feeds and optimize high yields of high-quality syngas in real-time with increased capital and operating cost efficiencies at smaller scales as compared to traditional technologies. The output of our gasifier can be used to generate electricity or catalyzed into liquid fuels such as ethanol or diesel substitutes with a catalytic chemical reaction called the Fischer-Tropsch process.

We are currently developing several sites for the construction of our planned production facilities. Most of our planned facilities will have an initial nameplate capacity of 10 million gallons of biodiesel and 5 million gallons of ethanol, methanol and/or synthetic diesel. The first of these facilities is being designed to be scalable to 45 million gallons of biodiesel and a proportionate amount of ethanol.

Our long-term development plan is to build a large number of smaller, distributed clean fuels production facilities and to build out additional production capability at each facility as appropriate.

COMPANY BACKGROUND

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

On June 7, 2006, the Company acquired Mean Green BioFuels, Inc., a newly formed shell company, from GreenShift Corporation. At the closing, GreenShift Corporation also surrendered to the Company 300,000 shares of the Company's Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631, and issued to GreenShift Corporation 1,000,000 shares of Series C Preferred Stock (which are convertible into 80% of the Company's fully-diluted common stock). On July 27, 2006, the Company changed the name from Hugo International Telecom, In. to GS AgriFuels Corporation.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect GS AgriFuels business including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

                       I. Risks attendant to our business

We may be unsuccessful at developing profitable facilities.

     GS AgriFuels is a start-up company. Only in June 2006 did we obtain the funds necessary to initiate operations. Before we begin to generate revenue, we will have to obtain sites for our facilities, obtain the necessary permits and licenses to construct the facilities, retain qualified contractors, engineers and architects, employ a qualified staff, and obtain the business relationships necessary to insure a supply of raw materials and a market for our end product. Many factors could cause our efforts to be defeated, including both factors that we already anticipate and factors that may surprise us.

We may be unable to obtain the financing required to construct our planned facilities.

     In order to complete construction of our planned facilities, we will have to obtain senior debt financing equal to about 40% of our aggregate construction costs. This currently corresponds to about $15,000,000. At present we have received no commitment for those funds, nor do we know whether the financing will be available on terms that will allow us to operate profitably. If we are unable to obtain the necessary financing, our business will fail.

     Our failure to manage our growth effectively could prevent us from achieving profitability. Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the completion of construction of our planned clean fuel production facilities, will require significant investments of capital and management's close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, our business may fail.

If federal legislation that puts imported alternative fuels at a disadvantage is repealed, competition from foreign-produced ethanol could significantly reduce our revenues.

     At the present time, most of the financial benefits and subsidies that the federal government provides to spur the use of agrifuels are denied to foreign-produced agrifuels. However, there is substantial pressure on Congress to eliminate the exclusion of foreign-produced agrifuels from those benefits. If imported ethanol were given the same legislative treatment as domestically-produced biodiesel, the likely result would be a significant reduction in the market price of ethanol. This would have the effect of reducing our revenues and reducing or eliminating our profits.

We may be unable to employ and retain the qualified personnel that will be necessary for our success.

     The alternative fuels industry is growing rapidly. As a result, the number of individuals with experience in the industry is considerably smaller than the number of jobs available for such individuals. We will have to offer substantial incentives in order to obtain the services of individuals with useful experience in the production of biodiesel and ethanol. As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

We may engage in hedging transactions and other risk mitigation strategies that could harm our results.

     In an attempt to partially offset the effects of volatility of fuel prices and prices for agricultural products, we may enter into contracts to supply a portion of our biodiesel and ethanol production or purchase a portion of our feedstock requirements on a forward basis and may also engage in other hedging transactions involving exchange-traded futures contracts for feedstocks from time to time. The financial statement impact of these activities is dependent upon, among other things, the prices involved and our ability to sell sufficient products to use all of the feedstocks for which we have futures contracts. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market.

                      II. Risks attendant to our management

Our business development would be hindered if we lost the services of our Chairman.

     Kevin Kreisler is the Chairman of GS AgriFuels. Mr. Kreisler is responsible for strategizing not only our business plan but also the means of financing it. If Mr. Kreisler were to leave GS AgriFuels or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of GS AgriFuels until a suitable replacement for Mr. Kreisler could be retained.

Related party transactions may occur on terms that are not favorable to GS AgriFuels.

     GS AgriFuels is a subsidiary of GreenShift Corporation, which currently controls over 98% of the voting power in GS AgriFuels. GreenShift Corporation is the parent of several corporations involved in the development and implementation of environmentally responsible technologies, and has significant investments in several others. GreenShift intends to foster cooperation among its affiliates, so as to gain the benefits of intellectual cross-fertilization, economies of scale, and captive markets. For example, GS AgriFuels is currently party to an agreement with GS CleanTech Corporation, a majority-owned subsidiary of GreenShift, pursuant to which GS AgriFuels will purchase corn oil from GS CleanTech. GreenShift will not obtain independent evaluations of the transactions between its subsidiaries. Therefore, it may occur that GreenShift will cause GS AgriFuels to enter into transactions with affiliates on terms which are less beneficial to GS AgriFuels than it might obtain in an arms-length transaction.

                  III. Risks attendant to our relationship with Cornell Capital Partners

Our Ability to Implement Our Business Plan is Dependent Upon Cornell Capital.

     Cornell Capital has provided $4.9 million in funding pursuant to a Securities Purchase Agreement dated as of June 7, 2006. However, in the future, we will be reliant upon the ability of Cornell Capital to provide an additional $15 million pursuant to the Securities Purchase Agreement. In the event that Cornell Capital is unable to fulfill its commitment under the Securities Purchase Agreement, for whatever reason, we will not be able to implement our business plan.

The resale of shares acquired by Cornell Capital Partners from GS AgriFuels may reduce the market price of GS AgriFuels' shares.

     GS AgriFuels has contracted to sell to Cornell Capital Partners a series of Convertible Debentures that Cornell Capital may convert into shares of common stock. The Debentures are convertible at $3.00 per share, although under certain circumstances they may also be converted at 90% of the market price at the time of conversion. Cornell Capital Partners may also acquire 1,125,000 of the shares by exercising a Warrant to purchase shares at $0.001 per share. It is possible that resale of shares by Cornell Capital Partners may reduce the market price for GS AgriFuels common stock.

Existing shareholders may experience significant dilution from our issuance of shares to Cornell Capital Partners.

     The issuance of shares on conversion of the Secured Convertible Debenture or on exercise of the Warrant to Purchase Common Stock will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue if the Debenture is converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing stockholders would experience greater dilution.

             IV. Risks attendant to the market for our common stock.

There is a very limited market for our common stock

     The number of shares of our common stock held by persons who are not affiliated with GS AgriFuels is less than 200,000. For that reason, there is a very limited market for our common stock. On most days it does not trade. If a more substantial market for our stock does not develop, shareholders may find it difficult to sell their shares when they wish to do so.

If we are unable to obtain a listing on the OTC Bulletin Board, the market for our common stock will be limited.

     The common stock of GS AgriFuels is currently quoted only on the Pink Sheets. Only a limited number of brokers will sell Pink Sheet stocks to their clients. As a result, most Pink Sheet stocks have limited liquidity. GS AgriFuels intends to cooperate with a market maker in applying for a listing on the OTC Bulletin Board. We do not know, however, how soon we will be able to obtain a listing. Nor are we assured that our application will be accepted by the OTC Bulletin Board. If we are unable to obtain an OTC Bulletin Board listing, or if it is delayed for a lengthy period, shareholders may find it difficult to sell our stock.

The volatility of the market for GS AgriFuels common stock may prevent a shareholder from obtaining a fair price for his shares.

     GS AgriFuels at the present time has fewer than 200,000 shares held by persons who are not affiliated with GS AgriFuels and only a very small number of market makers. As a result, the market price for our common stock is volatile. It seldom trades, and when it does, the price may increase or decrease by 50% in one day. Unless and until the market for our common stock grows and stabilizes, the common shares you purchase will remain illiquid. A shareholder in GS AgriFuels who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES


The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements.

As described more fully in Note 7 to the financial statements, Contingencies, above, we are subject to legal proceedings, which we have assumed in our consolidation process. Accruals are established for legal matters when, in our opinion, it is probable that a liabilities exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

RESULTS OF OPERATIONS
THREE  MONTHS ENDED JUNE 30, 2006 VERSUS THE THREE MONTHS ENDED JUNE 30, 2005

GS AgriFuels was a shell company, without any business operations, from 2003 until June 2006. During that time, its expenses consisted of (a) administration expenses, and (b) write-offs of assets remaining from the telecommunications business that it operated prior to 2003. During the quarter ended June 30, 2006, GS AgriFuels incurred $181,200 in selling, general and administrative costs, consisting primarily or payments of legal and accounting expenses as well as amortization of financing costs and note discounts related to the debenture.

From December to June 2006 GS AgriFuels issued a series of convertible debentures to compensate GreenShift Corporation for management services and expenses it incurred on behalf of GS AgriFuels. The aggregate principal amount of the debentures was $259,298 as of June 30, 2006. However, because the debentures can be converted into common stock at variable prices, they are deemed to contain an embedded derivative. GS AgriFuels is amortizing the fair market value of the embedded derivative over the life of the debentures. In the first quarter of 2006, GS AgriFuels incurred an interest expense of $29,734, most of which was attributable to the amortization of the embedded derivative. At March 31, 2006 there remained $104,067 on the balance sheet attributable to the value of the embedded derivative, all of which will be amortized during 2006. In the second quarter of 2006, GS AgriFuels incurred an interest expense of $48,528, most of which was attributable to the amortization of the embedded derivative. At June 30, 2006 there remained $106,779 on the balance sheet attributable to the value of the embedded derivative, all of which will be amortized during 2006. In June 2006 GS AgriFuels borrowed $5,500,000 from Cornell Capital Partners for the purpose of building biodiesel production facilities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, GS AgriFuels had current assets totaling $4,885,990 and had current liabilities totaling $608,592, resulting in a working capital surplus of $4,277,398.

On June 7, 2006, GS AgriFuels entered into a Securities Purchase Agreement with Cornell Capital Partners. The Agreement is designed to provide mezzanine financing to enable GS AgriFuels to develop its first two clean fuels production facilities. The first payment of $4,900,000 was made on June 7, 2006. A second payment, totaling $4,950,000, is due on or before September 30, 2006 but only if GS AgriFuels has obtained a commitment for the senior debt that will be necessary to build the Tennessee facility. The final payment by Cornell Capital Partners, totaling $9,900,000, will be made when construction of the Tennessee facility commences.

In June 2006, GS AgriFuels assumed responsibility for payment of a $1.9 million debenture issued by GreenShift to Cornell Capital Partners. The terms of the debenture are equal to the terms and conditions of the June 7, 2006 Cornell Debenture noted above.

Management expects the construction of GS AgriFuels' first two facilities, corresponding to up to 30 million gallons per year of fuel production, will require a total of about $25.0 million, consisting of about $20.0 million in capital costs and about $5.0 million in working capital. We expect to be carrying about $15.0 million in total debt when our production of ethanol commences. At the current prices for biodiesel and ethanol, annual production of 20 million gallons of biodiesel and 10 million gallons of ethanol will generate an estimated $85 million in annual revenue, and management expects that GS AgriFuels will realize $15.0 million in pre-tax net income on that revenue. If those expectations are realized, GS AgriFuels will have no difficulty servicing $15.0 million in debt. However, the accuracy of those estimates will depend on the market price of biodiesel and ethanol at the time we initiate production. If competition reduces the market price of alternative fuels, the resulting shortfall in meeting our revenue estimates will cause an equivalent shortfall in meeting our gross profit estimate. In that event, we could find ourselves unable to service our debt.

At the present time, GS AgriFuels has no source of capital other than Cornell Capital Partners. We are currently investigating the availability of the senior debt financing necessary to release the second investment by Cornell Capital Partners. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

OFF-BALANCE SHEET ARANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company that are required to be included in the Company's periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

         (c) Unregistered sales of equity securities

     In June 2006 GS AgriFuels issued 2,025,000 shares of common stock to GreenShift Corporation. The securities were issued in consideration for $37,500 of services provided by GreenShift under its management services agreement with the Company. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose executives had access to detailed information about GS AgriFuels and which was acquiring the shares for its own account. There were no underwriters.


     In June 2006 GS AgriFuels issued 47,500 shares of common stock to each of three individuals, for a total of 142,500 shares. The securities were issued in consideration for consulting services previously provided. The shares were valued at $2,637 based on the fair value of the shares on the date of grant. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about GS AgriFuels and were acquiring the shares for their own accounts. There were no underwriters.

         None.

         (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of 2006.





ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

3-a  Amended Certificate of Designation of Series D Preferred Stock

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

GS AGRIFUELS CORPORATION

                 /S/ Kevin Kreisler
                 -------------------------------
                     Kevin Kreisler
                     Chief Executive Officer and Chief Financial Officer

Date:                August 21, 2006