Form 10QSB
period 2006-09-30
GS AGRIFUELS CORP
filed 2006-11-14
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X .

The number of outstanding shares of $0.0001 par value common stock as of November 14, 2006 was 28,217,500.

Transitional Small Business Disclosure Format:  Yes     No X
                                                   ---    ---

                            GS AGRIFUELS CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006




                                TABLE OF CONTENTS


                                                                                                 Page No
                                                                                                 -------

Part I        Financial Information
Item 1.       Financial Statements (unaudited for September 30, 2006 and 2005)
                 Consolidated Balance Sheet - September 30, 2006 ...................................4
                 Consolidated Statements of Operations -
                   Three and Nine Months Ended September 30, 2006 and 2005 .........................5
                 Consolidated Statements of Cash Flow - Nine Months Ended
                   September 30, 2006 and 2005 .....................................................6
                 Notes to Consolidated Financial Statements ........................................7
Item 2.       Management's Discussion and Analysis or Plan of Operation ...........................14
Item 3.       Controls and Procedures .............................................................19

Part II       Other Information
Item 1.       Legal Proceedings....................................................................20
Item 2.       Changes in Securities................................................................20
Item 3.       Defaults Upon Senior Securities......................................................20
Item 4.       Submission of Matters to a Vote of Security Holders..................................20
Item 5.       Other Information....................................................................20
Item 6.       Exhibits and Reports of Form 8K......................................................20



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS SEPTEMBER 30, 2006
         (UNAUDITED) AND 2005 (UNAUDITED)


                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 2006 (UNAUDITED)

                                                                                  09/30/06
                                                                              ----------------
ASSETS:
Current assets:
  Cash ........................................................................   $ 1,470,994
  Loan Receivable .............................................................       500,000
  Deposit on equipment ........................................................       200,000
                                                                                  -----------

   Total current assets .......................................................     2,170,994
Other assets:
  Investment in unconsolidated subsidiary at cost .............................     2,501,324
  Project development costs ...................................................        20,000
  Deferred financing fees .....................................................       537,398
  Other assets ................................................................        55,525
                                                                                  -----------
           Total Other Assets .................................................     3,114,247
                                                                                  -----------

TOTAL ASSETS ..................................................................   $ 5,285,241
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable ...........................................................       202,369
   Accrued expenses ...........................................................        90,379
   Accrued interest - related party ...........................................        22,177
   Due to related party .......................................................       106,516
   Convertible debentures - related party (net of discount) ...................       196,396
   Derivative liability .......................................................       122,052
                                                                                  -----------
       Total current liabilities ..............................................   $   739,889
                                                                                  -----------
   Long term convertible debenture - (net of discount) ........................     7,419,256
                                                                                  -----------

TOTAL LIABILITIES .............................................................   $ 8,159,145
                                                                                  -----------

Stockholders' deficiency:
   Preferred Stock, par value - $0.0001
     Series A convertible preferred stock, par value - $0.0001
       400,000 shares authorized, 37,350 shares issued and outstanding                      4
     Series C convertible preferred stock, par value - $0.001 10,000,000
       shares authorized, 1,000,000 shares issued and outstanding                       1,000
   Common Stock, par value - $0.0001
       100,000,000 shares Authorized, 2,217,500 shares issued and outstanding .           222
   Additional paid-in capital .................................................       624,855
Accumulated deficit ...........................................................    (2,898,612)
Deficit accumulated during development stage ..................................      (601,373)
                                                                                  -----------
       Total stockholders' deficiency .........................................    (2,873,904)
                                                                                  -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .............................   $ 5,285,241
                                                                                  ===========
             The notes to the Condensed Financial Statements are an
                       integral part of these statements.

                                      -4-


                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
                              AND 2005 (UNAUDITED)




                                                                                                       Cumulative
                                                                                                       Amounts Since
                                                                                                       Inception of
                                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS        Development
                                                       ENDING                     ENDING               Stage 4/1//06
                                               9/30/06        9/30/05       9/30/06      9/30/05       to 9/30/06
                                            -----------    -----------    -----------   ----------     -----------


Revenues: ...............................   $      --      $      --      $      --      $      --      $      --
                                                                                                        -----------
Cost of Revenues ........................          --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
Gross Profit ............................          --             --             --             --             --

Operating Expenses:
Selling, General and Administrative .....       202,262        114,016        378,166        262,260        367,557
                                            -----------    -----------    -----------    -----------    -----------
Total operating expenses ................       202,262        114,016        378,166        262,260        367,557
                                            -----------    -----------    -----------    -----------    -----------

Operating (loss) income .................      (202,262)      (114,016)      (378,166)      (262,260)      (367,557)

Other income (expense):
    Interest expense ....................      (102,009)          --         (182,962)          --         (153,228)
    Change in value of derivatives ......       (15,273)          --          (17,396)          --          (17,985)
    Amortization of financing fees ......       (50,000)          --          (62,603)          --          (62,603)
                                            -----------    -----------    -----------    -----------    -----------
        Total other income (expense) ....      (167,282)          --         (262,961)          --         (233,816)
                                            -----------    -----------    -----------    -----------    -----------

Income (Loss) before provision for
    income taxes ........................      (369,544)      (114,016)      (641,127)      (262,260)      (601,373)

Provision for income taxes, net .........          --             --             --           (6,762)          --
                                            -----------    -----------    -----------    -----------    -----------

Net Loss ................................   $  (369,544)   $  (114,016)   $  (641,127)   $  (269,022)   $  (601,373)
                                            ===========    ===========    ===========    ===========    ===========

Earnings (loss) per share attributable to
  common shareholders operations ........   $     (0.17)   $     (2.28)   $     (0.56)   $     (5.38)          --
Weighted average share of common
stock outstanding basic and dilutive ....     2,217,500         50,000      1,149,688         50,000           --



             The notes to the Condensed Financial Statements are an
                       integral part of these statements.



                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
                              AND 2005 (UNAUDITED)

                                                                                                       Cumulative
                                                                                                        Amounts Since
                                                                                                        Inception of
                                                                                                        Development
                                                                                                        Stage, 4/1/06
                                                                            9/30/06        9/30/05       to 9/30/06
                                                                          ----------     ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .............................................................   $  (641,127)   $  (269,022)      (601,373)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
    Amortization of deferred financing costs .........................        62,603           --           62,603
    Amortization of note discount ....................................        78,492           --           78,492
    Change in fair market value of derivatives .......................        17,396           --           16,806
    Issuance of stock for services ...................................        40,139           --           40,139
    Changes in assets and liabilities:
        Amounts due from related parties .............................       (51,942)          --          (51,942)
        Prepaid expenses and other current assets ....................        (3,583)       222,000         (3,583)
        Accounts Payable .............................................        40,790         47,022         57,790
        Accrued expenses .............................................       108,468           --           79,324
                                                                         -----------    -----------    -----------
         Net cash (used in) provided by operating activities .........      (348,764)          --         (321,744)
                                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in unconsolidated subsidiary ..........................    (2,501,324)          --       (2,501,324)
    Deposits on equipment ............................................      (200,000)          --         (200,000)
    Loans receivable .................................................      (500,000)          --         (500,000)
    Project development costs ........................................       (20,000)          --          (20,000)
                                                                         -----------    -----------    -----------
         Net cash used in investing activities .......................    (3,221,324)          --       (3,221,324)
                                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings from related party-short term .........................       106,516           --          106,516
    Issuance of convertible debentures-related party .................        34,566           --            7,546
     Issuance of long-term convertible debentures ....................     4,900,000           --        4,900,000
                                                                         -----------    -----------    -----------
         Net cash (used in) provided by financing activities .........     5,041,082           --        5,014,062
                                                                         -----------    -----------    -----------

(Decrease) Increase in cash ..........................................     1,470,994           --        1,470,994
Cash at beginning of period ..........................................          --             --             --
                                                                         -----------    -----------    -----------
Cash at end of period ................................................   $ 1,470,994    $      --      $ 1,470,994
                                                                         ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ..........................................................   $      --      $      --      $      --
   Income Taxes ......................................................   $      --      $      --      $      --


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

Issuance of Series C Preferred Stock .................................   $     1,000           --      $     1,000
Assumption of convertible debenture pursuant to share
  purchase agreement with parent .....................................     1,949,631           --        1,949,631
Issuance of warrants upon issuance of convertible debentures .........        30,250           --           30,250


             The notes to the Condensed Financial Statements are an
                       integral part of these statements.

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GS AgriFuels Corporation ("GS AgriFuels" or "the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.


2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the period ended September 30, 2006, the accompanying consolidated financial statements include all accounts of GS AgriFuels Corporation and its wholly-owned subsidiary, Mean Green BioFuels, Inc. All significant intercompany balances and transactions were eliminated in consolidation. The consolidated financial statements for the period ended September 30, 2006 include the accounts of Mean Green BioFuels, Inc. beginning June 7, 2006 (See Note 4).

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company accounts for its 10% investment in ZeroPoint Clean Technologies, Inc. under the cost method. Application of this method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint's industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the investment.

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

3.  STOCKHOLDERS EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, 10,000,000 shares of Series C Preferred Stock, and 400,000 shares of Series A Preferred Stock. The Board of Directors is authorized to issue the preferred stock with any rights and preferences that the Board of Directors decides are appropriate. As of September 30, 2006, there were 2,217,500 shares of our common stock outstanding, 1,000,000 shares of our Series C Preferred Stock outstanding, and 37,350 shares of our Series A Preferred Stock outstanding.

COMMON STOCK

On January 13, 2006 the Board of Directors of GS AgriFuels unanimously adopted a resolution to amend the Certificate of Incorporation to effect a reverse split of GS AgriFuels' outstanding common stock at a ratio of 1:1000 (the "Reverse Split"). The holder of shares representing a majority of the voting power of GS AgriFuels' outstanding voting stock subsequently gave written consent to the resolution. The Company filed the Amendment to its Certificate of Incorporation with the Secretary of the State of Delaware on May 18, 2006, and the Reverse Split was effective as of that date. All per share amounts in the accompanying financial statements have been adjusted to reflect the reverse split.

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3.  STOCKHOLDERS EQUITY (CONTINUED)

SERIES A PREFERRED STOCK

On August 19, 2005, the Board of Directors, pursuant to the terms of the certificate of designation, converted 37,350 shares of Series A Preferred Stock into 7,692 shares of common stock. The certificates for the shares will be issued in the fourth quarter of 2006.

SERIES C PREFERRED STOCK

In conjunction with the June 7, 2006 Mean Green BioFuels, Inc. share purchase agreement with GreenShift Corporation, the Company's parent (See Note 4), GreenShift surrendered 300,000 of Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631 and issued to GreenShift 1,000,000 shares of Series C Preferred Stock (which are convertible into 80% of the Company's fully-diluted common stock).

GreenShift Corporation owns all of the outstanding Series C Preferred Stock. GreenShift is entitled to convert the Series C Preferred Stock into the greater of (a) 15,000,000 common shares or (b) a number of shares of common stock that will equal 80% of GS AgriFuels' fully-diluted common stock after conversion. GreenShift Corporation also controls 80% of the voting power in GS AgriFuels by reason of its ownership of the Series C Preferred Stock. The Series C Preferred Stock has a liquidation preference equal to $0.001 per share. The Series C Preferred Stock does not accrue dividends, but the holder will be entitled to 80% of any dividend declared with respect to the common stock. As of September 30, 2006, there were 1,000,000 shares of our Series C Preferred Stock outstanding.

SHARE BASED PAYMENT

The Company accounts for stock grants and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determines the fair market value of the stock options that are issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

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

STOCK WARRANTS

In conjunction with GS AgriFuel's June 7, 2006 issuance of convertible debentures to Cornell Capital, GS AgriFuels issued to Cornell Capital 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded a note discount of $30,375. The note discount is being amortized over the term of the debenture (See Note 5).

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.  STOCKHOLDERS EQUITY (CONTINUED)


The following is a table of stock options and warrants outstanding as September 30, 2006:

                                                            Number of Shares        Weighted Average
                                                                                     Exercise Price
                                                           ----------------         ---------------
   Outstanding at January 1, 2006                                    --              $         --
     Granted at fair value                                     7,125,000                      2.53
     Forfeited                                                       --                        --
     Exercised                                                       --                        --
                                                          --------------             --------------
  Outstanding at September 30, 2006                            7,125,000                      2.53

Summarized information about GS AgriFuels's stock options outstanding at September 30, 2006 is as follows:

                                                     Weighted                                   Exercisable
                                                      Average
         Exercise Prices             Number of       Remaining       Weighted       --------------------------------------
                                      Options       Contractual       Average       Number of Options   Weighted Average
                                    Outstanding        Life       Exercise Price                         Exercise Price
--------------------------------------------------------------------------------------------------------------------------
$0.001                                  1,125,000            5.00           0.001         1,125,000                 0.001
$3.00                                   6,000,000            5.00            3.00                --                    --
                                  ----------------                                ----------------------------------------
                                        7,125,000                                         1,125,000                 0.001

The fair value of each option  granted  during 2006 is  estimated on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:
                                                                2006
                                                          ----------------
Dividend yield                                                     --
Expected volatility                                              150%
Risk-free interest rate                                         5.15%
Expected life                                                  5 yrs.

4.   RELATED PARTY TRANSACTIONS

CONVERTIBLE DEBENTURES ISSUED TO GREENSHIFT

On December 29, 2005, the Company issued an $187,995 convertible debenture in exchange for its outstanding liability to GreenShift Corporation. The $187,995 convertible debenture is due and payable on December 31, 2006, bearing interest at 5% per year, payable in cash or convertible into our common shares. The number of issuable common shares upon conversion is equal to the amount of the note divided by the average of the three lowest closing market prices of the stock during the thirty trading days preceding conversion, provided such issuance does not give GreenShift more than a 4.95% ownership of the Company. The company determined that the variable price conversion feature on the debenture was an embedded derivative, and recorded a note discount and derivative liability of $104,657 at December 31, 2005. During the nine months ended September 30, 2006, GreenShift paid $34,566 on behalf of the Company for current liabilities and operating expenses. In exchange for these payments the Company issued to GreenShift additional convertible debentures totaling $34,566. As of September 30, 2006, the principal balance due on these debentures was $222,561 prior to note discounts. For the nine months ended September 30, 2006, interest expense of $13,593 for this obligation was incurred and accrued. Interest expense from the amortization of the note discount was $79,492 for the nine months ended September 30, 2006, and the unamortized note discount totaled $26,164 as of September 30, 2006.

DERIVATIVE LIABILITY

In accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the $222,560 convertible debenture represents an embedded derivative. The Company has recognized the embedded derivative in the amount of $122,052 as a liability in the accompanying balance sheet and has measured it at its estimated fair value as of September 30, 2006.

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.   RELATED PARTY TRANSACTIONS (CONTINUED)

SHORT TERM BORROWINGS FROM GREENSHIFT

During the three months ended September 30, 2006, GS AgriFuels received $106,516 in short term loans from GreenShift Corporation. These loans bear interest at 5%, for which $4,797 in interest expense was accrued for the nine months ended September 30, 2006. The total principal amount due to GreenShift for short term loans was $106,516 as of September 30, 2006.

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

MANAGEMENT SERVICES AGREEMENT WITH GREENSHIFT

In August 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement is for a term of five years and provides for GreenShift to receive $150,000 per year payable in cash or the Company's common stock. On May 23, 2006, the management services agreement with GreenShift was amended to include the issuance of 6,000,000 options to purchase GS AgriFuels common stock at $3.00 per share at the later to occur of December 31, 2006 or the commencement of construction of a biodiesel plant. The Company accrued $37,500 of expense related to the Management Services Agreement during the three months ended September 30, 2006.

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

In August 2006 GS Agrifuels paid a $200,000 deposit to Warnecke Design Service, Inc. for the purchase of a NextGen Fuel 10 million gallon per year biodiesel system. The total purchase price for this system is $3,200,000, and it is expected that GS Agrifuels will take delivery of the system in the first quarter of 2007. GreenShift Corporation, the Company's majority shareholder, is also the majority shareholder of GS Energy Corporation. Warnecke Design Service, Inc. is a wholly owned subsidiary of GS Energy Corporation.

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5.   FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of September 30, 2006:


      Short-term borrowings
      Short term loans - GreenShift ..................   $   106,516
Convertible debenture - GreenShift ...................       222,560
Note Discounts .......................................       (26,164)
                                                         -----------
      Total short term borrowings ....................   $   302,912

      Long term convertible debentures:
      Convertible debenture - Cornell Capital Partners     1,949,631
      Convertible debenture - Cornell Capital Partners     5,500,000
      Note Discounts .................................       (30,375)
                                                         -----------
      Total of long term convertible debentures ......   $ 7,419,256


The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of September 30, 2006 and the Company's ability to meet such obligations:

       Year                                              Amount
      -----                                           -----------
      2006                                            $   106,516
      2007                                                196,396
      2008                                                   --
      2009                                              7,419,256
                                                      -----------
      Total minimum payments due under current and
      long-term obligations                           $ 7,722,168
                                                      ===========

CONVERTIBLE DEBENTURES - CORNELL CAPITAL

On June 7, 2006, GS AgriFuels entered into a Securities Purchase Agreement with Cornell Capital Partners LP ("Cornell") under which Cornell committed to purchase $22,000,000 in Secured Convertible Debentures. The first Debenture, in the principal amount of $5,500,000 was purchased by Cornell on June 7, 2006, for which the company paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The second Debenture, also in the principal amount of $5,500,000 will be purchased on or before September 30, 2006 if GS AgriFuels has obtained a commitment for senior debt financing for the construction of a biodiesel manufacturing plant. The third Debenture, in the principal amount of $11,000,000, will be purchased when construction of the biodiesel manufacturing plant commences. Under the terms of the Securities Purchase Agreement, the Debentures carry an interest rate of 5%, and principal and interest on the Debenture may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. Cornell can demand that GS AgriFuels redeem up to $550,000 per month of the principal amount of the Debenture during any calendar month. GS AgriFuels can satisfy the redemption obligation by paying cash equal to 120% of the principal redeemed or by issuing common stock valued at the lowest daily volume weighted average price during the thirty trading days preceding the redemption. The Debentures are secured by a pledge of all of GS AgriFuels' assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc., and Mean Green Biodiesel #3, Inc. GS AgriFuels has agreed to file a

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.   FINANCING ARRANGEMENTS (CONTINUED)

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

6.   LOANS RECEIVABLE AND INVESTMENTS

FINANCING AGREEMENT

On September 13, 2006, GS AgriFuels, Inc. entered into a financing agreement with Sustainable Systems, LLC whereby AgriFuels will invest a total of $3,000,000 into the company. As part of the agreement, GS AgriFuels completed bridge loan financing in the amount of $500,000. Upon closing, the $500,000 bridge loan will be converted to equity as a credit to the total investment. GS AgriFuels will receive 3,121,688 shares of Series A Preferred Convertible stock representing 20% of Sustainable Systems, LLC's outstanding stock.

INVESTMENT IN ZEROPOINT CLEAN TECHNOLOGIES, INC.

In August 2006, GS AgriFuels entered into a Series A Preferred Stock Purchase Agreement with ZeroPoint Clean Technologies, Inc. under which GS AgriFuels agreed to purchase 113,800 shares of Series A Preferred Stock, representing approximately 10% of the capital stock of ZeroPoint, at a purchase price of $21.98 per share. In conjunction with the Agreement, ZeroPoint Clean
Technologies, Inc. also issued to GS AgriFuels 56,900 five year warrants to purchase ZeroPoint Clean Technologies, Inc. common stock that are exercisable at $32.97 per share.

7.   SUBSEQUENT EVENTS

ACQUISITION OF NEXTGEN FUEL, INC.

On October 31, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. NextGen Fuel is engaged in the business of developing and distributing esterification and transesterification biodiesel process technologies. The purchase price was approximately $21,300,000, of which 17,000,000 was paid at closing. The remaining $4,300,000 will be payable on October 31, 2007 if NextGen Fuel has realized revenue of at least $7,500,000 subsequent to the acquisition and there are no claims for indemnification by GS AgriFuels.

On October 31, 2006 NextGen Acquisition, Inc., a subsidiary of GS AgriFuels which was formed to facilitate the acquisition of NextGen Fuel Inc., completed a sale of securities to Stillwater Asset-Based Fund, LP pursuant to a Securities Purchase Agreement dated as of October 27, 2006. The Agreement called for Stillwater to purchase a Term Note in the principal amount of $6 million. The Term Note was purchased by Stillwater on October 31, 2006 for a payment of $5,867,500. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due beginning February 1, 2007. All amounts of principal and interest not previously satisfied will be due on

                     GS AGRIFUELS CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.   SUBSEQUENT EVENTS (CONTINUED)

December 31, 2007. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by GS AgriFuels and by the following affiliates:
GreenShift Corporation, GS Energy Corporation, GS CleanTech Corporation, NextGen Fuel, Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty.

CONVERSION OF SERIES C PREFERRED STOCK INTO COMMON STOCK

On October 18, 2006 GreenShift Corporation converted 1,000,000 shares of Series C Preferred Stock, representing 100% of the issued and outstanding Series C Preferred Stock, into 26,000,000 shares of common stock.

GS ENERGY CORPORATION MERGER TRANSACTION

On October 18, 2006, GS Energy Corporation and GS AgriFuels Corporation executed an Agreement and Plan of Merger. Pursuant to the terms and conditions of the Merger Agreement, GS Energy will merge with and into GS Acquisition, Inc., a newly formed special purpose subsidiary of GS AgriFuels. As a result of the merger, GS Energy common stock shareholders will receive 1 share of GS AgriFuels common stock in return for every 1,000 shares of GS Energy common stock held at the time of the closing of the Merger which equals approximately 2,500,000 shares of GS AgriFuels common stock. GreenShift Corporation, which owns preferred stock in GS Energy will receive GS AgriFuels Series D Preferred Stock. The closing of the merger will occur after approval of the merger by the shareholders of GS Energy.

GS Energy owns a specialty manufacturing company, Warnecke Design Service, Inc., which currently provides manufacturing services for NextGen. A merger of GS Energy with GS AgriFuels is expected to be strategic to both companies for several reasons, including: (a) the integration of NextGen's and Warnecke Design's businesses can be expected to enhance operating margins for both companies while establishing an immediate stream of revenues and earnings for GS AgriFuels; and (b) merging GS Energy and GS AgriFuels can be expected to increase liquidity for both companies, which can be material to the future development activities of the combined companies.

CONVERTIBLE DEBENTURES - CORNELL CAPITAL

On October 31, 2006 GS AgriFuels completed a sale of securities to Cornell Capital Partners, LP pursuant to a Securities Purchase Agreement dated as of October 25, 2006. The Agreement called for Cornell to purchase a Secured Convertible Debenture in the principal amount of $13 million. The Debenture was purchased by Cornell on October 31 for a payment of $11,635,000. The Secured Convertible Debenture will mature on October 25, 2009. Interest will accrue on the Debenture at the rate of 10% per annum and will be payable on the maturity date. If the market price of GS AgriFuels common stock is less than the conversion price, GS AgriFuels can redeem the Debenture for 120% of its principal amount. Cornell will be entitled to convert the accrued interest and principal amount of the Debenture into GS AgriFuels common stock at a conversion price of $3.00 (or any lower price at which GS AgriFuels hereafter issues common stock to any third party). The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares.

Commencing on February 1, 2007, Cornell will also be entitled to convert into common stock up to $500,000 of the principal amount of the Debentures (including the $5,500,000 Debenture sold to Cornell on June 6, 2006) during any calendar month at a conversion price equal to the lowest daily Volume Weighted Average Price during the thirty trading days preceding conversion. However, GS AgriFuels may opt to redeem the portion of the Debentures offered for conversion in this manner by paying 120% of the amount converted.

The Debentures are secured by a pledge of all of GS AgriFuels's assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc. and Mean Green Biodiesel #3, Inc. The subsidiaries of GS AgriFuels have pledged their assets to secure the Debentures. GreenShift Corporation, the parent of GS AgriFuels, and certain subsidiaries of GreenShift Corporation (including GS CleanTech Corporation and GS Energy Corporation) have also pledged their assets to secure the Debentures.

In consideration of Cornell's investment in the October 31, 2006 Debenture, GS AgriFuels issued to Cornell a five year Warrant to purchase 540,000 common shares. The exercise price is $.001or any lower price at which GS AgriFuels hereafter issues common stock to any third party. GS AgriFuels has also agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

GS AgriFuels Corporation ("we," "our," "us," "GS AgriFuels," or the "Company") is a development stage Delaware corporation that manufactures and sells proprietary agrifuels production equipment and is developing facilities to produce and sell clean fuels from agriproducts in innovative ways.

We believe in the tremendous potential of renewable fuels, but our view is that the domestic clean fuels industry faces significant challenges over the coming years. Among other challenges, the biodiesel sector faces high concentrations of risk in the soy markets and the corn-derived ethanol sector is facing both increasing corn prices and decreasing distillers dried grains prices.

Our belief is that these risks can be mitigated with feedstock diversification and with the use of proprietary new technologies and production improvements that facilitate integrated multi-feedstock and multi-fuel production capabilities at relatively small-scales. Our business model incorporates elements of each.

From a technology standpoint, we currently have little interest in enzymatic processes. Instead, our plans are based on the application of a number of proprietary technologies, including innovative desiccation, process intensification, gasification, catalytic, and carbon capture technologies, synergistically at small-scales to enable the refining of many forms of biomass into clean fuels at Integrated Multi-Fuel ("IMF") production facilities.

Our technologies enable us to produce clean fuels, including biodiesel, ethanol, methanol and synthetic diesel, from a variety of agricultural feedstocks.

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

Our agrifuel production plans are based on leveraging technology and/or geography to establish a feedstock procurement advantage. We intend to accomplish this by co-locating agrifuel production assets directly at a source of biomass feedstock, such as an animal processing facility or an oil seed crushing facility, and/or by taking advantage of technologies that enable us to obtain and process feedstocks that other producers cannot process, such as the corn ethanol co-product known as distillers dried grain. Our long-term production plan is to build a large number of smaller, distributed IMF production facilities and to build out additional production capability at each facility as appropriate.

Our development plans are also based on our sales of proprietary agrifuels production equipment to third party biodiesel and other agrifuels producers. We intend to provide our equipment sales clients with financial and other assistance relative to their respective projects and we plan to consider making equity and other investments in qualified projects. Our current equipment offerings include turn-key biodiesel production plants rated for 5 million and 10 million gallons per year.

COMPANY BACKGROUND

The Company was incorporated in the State of Delaware on February 17, 2000. On June 7, 2006, the Company acquired Mean Green BioFuels, Inc., a newly formed shell company, from GreenShift Corporation. At the closing, GreenShift Corporation also surrendered to the Company 300,000 shares of the Company's Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631, and issued to GreenShift Corporation 1,000,000 shares of Series C Preferred Stock (which are convertible into 80% of the Company's fully-diluted common stock). On July 27, 2006, the Company changed the name from Hugo International Telecom, In. to GS AgriFuels Corporation.

In August 2006, GS AgriFuels acquired a 10% interest in ZeroPoint Clean Technologies, Inc. ZeroPoint is in the process of building a commercial scale pilot unit of its proprietary biomass gasification, gas to liquids and fuel reforming technology. This technology is designed to standardize variable biomass feeds and optimize high yields of high-quality syngas and can be operated at greater cost efficiencies as well as on smaller scales.

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

     In order to complete construction of our planned facilities, we will have to obtain equity and senior debt financing equal to our aggregate construction costs. This currently corresponds to about $25,000,000. At present we have received no commitment for those funds, nor do we know whether the financing will be available on terms that will allow us to operate profitably. If we are unable to obtain the necessary financing, our business will fail.

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

         GS AgriFuels is a subsidiary of GreenShift Corporation, which currently controls over 92% of the voting power in GS AgriFuels. GreenShift Corporation is the parent of several corporations involved in the development and implementation of environmentally responsible technologies, and has significant investments in several others. GreenShift intends to foster cooperation among its affiliates, so as to gain the benefits of intellectual cross-fertilization, economies of scale, and captive markets. For example, GS AgriFuels is currently party to an agreement with GS CleanTech Corporation, a majority-owned subsidiary of GreenShift, pursuant to which GS AgriFuels will purchase corn oil from GS CleanTech. GreenShift will not obtain independent evaluations of the transactions between its subsidiaries. Therefore, it may occur that GreenShift will cause GS AgriFuels to enter into transactions with affiliates on terms which are less beneficial to GS AgriFuels than it might obtain in an arms-length transaction.

                  III. Risks attendant to our relationship with
                            Cornell Capital Partners

The resale of shares acquired by Cornell Capital Partners from GS AgriFuels may reduce the market price of GS AgriFuels' shares.

     GS AgriFuels has contracted to sell to Cornell Capital Partners a series of Convertible Debentures that Cornell Capital may convert into shares of common stock. The Debentures are convertible at $3.00 per share, although under certain circumstances they may also be converted at 90% of the market price at the time of conversion. Cornell Capital Partners may also acquire 1,665,000 of the shares by exercising a Warrant to purchase shares at $0.001 per share. It is possible that resale of shares by Cornell Capital Partners may reduce the market price for GS AgriFuels common stock.

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

There is a very limited market for our common stock.

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

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2005

GS AgriFuels was a shell company, without any business operations, from 2003 until June 2006. During that time, its expenses consisted of (a) administration expenses, and (b) write-offs of assets remaining from the business that it operated prior to 2003. During the nine months ended September 30, 2006, GS AgriFuels incurred $378,166 in selling, general and administrative costs, consisting primarily of legal and accounting expenses as well as other expenses related to the development of the Company's biofuels initiatives.

From December 2005 to September 2006, GS AgriFuels issued a series of convertible debentures to compensate GreenShift Corporation for management services and expenses it incurred on behalf of GS AgriFuels. The aggregate principal amount of the debentures was $222,561 as of September 30, 2006. However, because the debentures can be converted into common stock at variable prices, they are deemed to contain an embedded derivative. GS AgriFuels is amortizing the fair market value of the embedded derivative over the life of the debentures. Interest expense attributable to the amortization of the note discount was $78,493 for the nine months ended September 30, 2006. At September 30, 2006 the current liability for the fair value of the embedded derivative was $122,052.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, GS AgriFuels had current assets totaling $2,170,994 and had current liabilities totaling $739,889, resulting in a working capital surplus of $1,431,105.

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

On October 31, 2006 GS AgriFuels completed the sale of a $13,000,000 convertible debenture, for which the company received proceeds of $11,635,000, to Cornell Capital Partners pursuant to a Securities Purchase Agreement dated as of October 25, 2006. The terms of the debenture are equal to the terms and conditions of the June 7, 2006 Cornell Debenture noted above. The new Securities Purchase Agreement replaces any additional financing commitments from Cornell Capital under the June 7, 2006 Securities Purchase Agreement.

On October 31, 2006 NextGen Acquisition, Inc., a newly formed subsidiary of GS AgriFuels, completed a sale of securities to Stillwater Asset-Based Fund, LP pursuant to a Securities Purchase Agreement dated as of October 27, 2006. The Agreement called for Stillwater to purchase a Term Note in the principal amount of $6 million. The Term Note was purchased by Stillwater on October 31 for a payment of $5,867,500. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due, commencing on February 1, 2007. The amount of each principal payment is variable based on a percentage of NextGen's cash receipts but in no case will be less than $300,000.

The proceeds of $17,502,500 from the October 31, 2006 Cornell Capital and Stillwater financings were used to acquire NextGen Fuel, Inc.

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

At the present time, GS AgriFuels has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

OFF-BALANCE SHEET ARANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company that are required to be included in the Company's periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

         (c) Unregistered sales of equity securities

         None.

         (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of 2006.





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


GS AGRIFUELS CORPORATION

          /S/ Kevin Kreisler
              ------------------------------------
              Kevin Kreisler
              Chief Executive Officer and Chief Financial Officer
























Date:         November 14, 2006