Form 10KSB
period 2006-12-31
GS AGRIFUELS CORP
filed 2007-04-17
CIK 1120802

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB
                                -----------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                         COMMISSION FILE NO.: 001-16207



                            GS AGRIFUELS CORPORATION
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Delaware                                                              98-0226479
--------------------------------------------------------------------------------
(State of other jurisdiction                                     (IRS Employer
incorporation or organization)                               Identification No.)

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


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act__.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (_____).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X.

State issuer's revenues for its most recent fiscal year:  $52,230

The  number of  outstanding  shares of  common  stock as of April 16,  2007 was:
28,217,500. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 2006 was $70,543,750.




================================================================================


                            GS AGRIFUELS CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
                                DECEMBER 31, 2006

                                TABLE OF CONTENTS



                                                                                                          Page No
Part I
Item 1      Description of Business .........................................................................3
Item 2      Description of Properties........................................................................8
Item 3      Legal Proceedings................................................................................8
Item 4      Submission of Matters to a Vote of Security Holders .............................................8

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ...........................9
Item 6      Management's Discussion and Analysis of Financial Condition and Results of Operations...........10
Item 7      Financial Statements ...........................................................................14
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............35
Item 8A     Controls and Procedures ........................................................................35

Part III
Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act   ......................................................36
Item 10     Executive Compensation .........................................................................37
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................37
Item 12     Certain Relationships and Related Transactions .................................................38

Part IV
Item 13     Exhibits and Reports on Form 8K ................................................................38
Item 14     Principal Accountant Fees and Services .........................................................38

Signatures                                                                                                  39


                           Forward Looking Statements

     In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS AgriFuels files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the future fiscal years.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY

GS AgriFuels Corporation ("we," "our," "us," "GS AgriFuels," or the "Company") is a development stage Delaware corporation that manufactures and sells proprietary agrifuels and renewable energy production equipment and is developing facilities to produce and sell clean fuels and energy and other agriproducts from biomass utilizing proprietary technologies and industry know how. GS AgriFuels also makes both majority and minority investments in companies with which GS AgriFuels seeks to form strategic relationships and where management believes such investments offer the potential for capital appreciation.

Concerns over climate change, continued growth in energy demand, and the stability and pricing of the petroleum markets are driving a global shift towards increased reliance on alternative energy sources, including biomass-derived fuels. Biomass is the most abundant and only resource available in the time to satisfy the world's expansively growing demand for carbon-neutral liquid fuels. GS AgriFuels and its portfolio companies own or hold the use rights to a number of patented and patent-pending biomass extraction, preparation, and refining technologies that convert biomass into clean and renewable energy and fuels.

Our technologies and the technologies of certain portfolio companies encompass several classes of technology, including innovative extraction, desiccation, homogenization, process intensification, biodiesel production, biomass gasification, reformation, and catalytic technologies. Our development plans are based on the use of these technologies to:

     >>   Sell equipment at high margins into selected market segments;

     >> Acquire long term rights to high-quality sources of biomass with low-risk and at low-cost;

     >> Produce biomass-derived energy and fuels out of non-traditional feedstocks such as corn oil and cellulosic biomass;

     >> Acquire production assets in mature agribusinesses - such as traditional corn ethanol, oilseed crushing and other agriproducts processing facilities - and synergistically upgrade these locations into integrated multi-feedstock, multi-fuel ("IMF") biorefineries.

We believe that combined applications of these technologies may have wide and disruptive application potential throughout the landscape of the agriproducts sector. Our technologies are robust, scalable, energy efficient, modular and, importantly, capable of rapid and cost-effective "plug-and-play" integration into the existing agribusiness infrastructure.

These advantages converge to potentially enable the refining of many different alternative feedstocks into clean and renewable energy and a number of different clean fuels cost-effectively at small scales. This provides us with, what we believe to be, highly valuable opportunities to reduce commodity risk by creating opportunities to manage production assets in response to fluctuating commodity market conditions. No single conventional or new technology or group of technologies that we are aware of can currently achieve this.

Commercial scale early-adopter and pilot deployments of our technologies are currently in operation and are used for ongoing customer demonstrations as we service our current biodiesel equipment sales pipeline. We also rely on our pilot deployments to prove out the economics of our own planned fuel production facilities for prospective financing sources and project partners.

GS AgriFuels is currently developing several sites for the construction of our planned production facilities. Most of our planned facilities will have an initial nameplate capacity of five (5) or ten (10) million gallons of biodiesel production and potentially five (5) million gallons of ethanol, methanol and/or synthetic diesel production derived from biomass gasification and gas-to-liquid technologies. GS AgriFuels' production plans are based on leveraging technology and/or geography to establish a feedstock procurement advantage, and intend to accomplish this by: (i) co-locating agrifuels production assets directly at or in proximity to our facility's source of biomass feedstock, such as an animal processing facility or an oil seed crushing facility; and/or (ii) by taking advantage of technologies that enable us to obtain and process feedstocks that other producers cannot process, such as the corn ethanol co-product known as distillers dried grain. Our long-term production plans are to build a large number of smaller, strategically placed or "distributed" production facilities at or in proximity to the plants' source of feedstocks. Finally, the Company also has and intends to continue to acquire existing production assets and upgrade these assets through the implementation of one or more proprietary technologies.

Our business model is also based on our sales of proprietary agrifuels production equipment to third party biodiesel and other agrifuels producers. We intend to provide our equipment sales clients with financial and other assistance relative to their respective projects and we plan to consider making equity and other investments in qualified projects. Our current equipment offerings include turn-key biodiesel production plants rated for five (5) million and ten (10) million gallons per year, although the modular nature and small footprint of the technology allow our customers to rapidly and easily expand plant production capacity.

Key recent developments include:

     >> Acquisition of Biodiesel Technology Provider. The Company completed the acquisition of biodiesel technology provider, NextGen Fuel, Inc., which has developed and begun commercialization of a proprietary, patent-pending continuous flow biodiesel system. The systems, which include both direct and transesterification, are skid mounted and can produce five (5) million or ten (10) million gallons per year;

     >> Sales of Biodiesel Production Equipment. The Company has executed a number of contracts to sell NextGen's biodiesel production systems to various clients;

     >> Acquisition of Production Rights to Corn Oil Extraction Systems. The Company entered into an agreement with an affiliate, GS CleanTech Corporation, to obtain the exclusive biodiesel production rights for corn oil extracted through the utilization of GS CleanTech's patent-pending Corn Oil Extraction Systems ("COES");

     >> Acquisition of Feedstock. The Company has executed agreements for the purchase of more than 25 million gallons per year of hedged crude corn oil from ethanol facilities at rates equal to about 50% of diesel spot prices;

     >> Development of Biodiesel Production Facilities. The Company has completed preliminary engineering and permitting activities for biodiesel production sites in Fulton, New York and Spencerville, Ohio, and we are currently in various stages of negotiations to deploy a number of majority-owned corn oil biodiesel production facilities on-site at several existing ethanol facilities in the Mid-Western U.S.;

     >> Acquisition of Oilseed Crush Facility. The Company acquired 100% of the outstanding stock of Sustainable Systems, Inc., a developer of oilseed crush facilities with currently one plant in operation in Culbertson, Montana that is currently expanding its oilseed extraction and vegetable oil refining capability from 300 tons per day to 600 tons per day. Management intends to locate biodiesel production and other biomass-derived energy and fuels production capability on-site at this facility;

     >> Investment in ZeroPoint Clean Tech, Inc. The Company made a strategic investment in the development stage company ZeroPoint Clean Tech, Inc., which is developing for commercialization a range of technologies related to biomass gasification, gas-to-liquid, and water evaporation among others; and

     >> Distribution Agreement with ZeroPoint Clean Tech, Inc. In conjunction with the investment in ZeroPoint, the Company entered into a reciprocal sales and marketing agreement whereby ZeroPoint acquired the worldwide, non-exclusive rights to market and sell certain of our technologies, and GS AgriFuels acquired the exclusive use and marketing rights for ZeroPoint's patent pending gasification and gas-to-liquids technology in the North American ethanol industry.

COMPANY BACKGROUND

The Company incorporated in the State of Delaware on February 17, 2000. On June 7, 2006, the Company acquired Mean Green BioFuels, Inc., a newly formed company, from GreenShift Corporation. At the closing, GreenShift Corporation also surrendered to the Company 300,000 shares of the Company's Series B Preferred Stock (which was convertible into 67% of the Company's fully- diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631, and issued to GreenShift Corporation 1,000,000 shares of Series C Preferred Stock (which are convertible into 80% of the Company's fully-diluted common stock). On July 27, 2006, the Company changed the name from Hugo International Telecom, Inc. to GS AgriFuels Corporation.

In August 2006, GS AgriFuels acquired an approximate 10% interest in ZeroPoint Clean Tech, Inc. ("ZeroPoint") ZeroPoint is in the process of building a commercial scale pilot unit of its proprietary biomass gasification, gas to liquids and fuel reforming technology. This technology is designed to standardize variable biomass and optimize high yields of high-quality synthesis gas or "syngas" and can be operated at greater cost efficiencies as well as on smaller scales. As part of the transaction, GS AgriFuels also received warrants to acquire another 4% of ZeroPoint. In conjunction with the investment in ZeroPoint, the Company entered into a reciprocal sales and marketing agreement (later amended and updated in February 2007) whereby ZeroPoint acquired the worldwide, non-exclusive rights to market and sell certain of the Company's technologies, and GS AgriFuels acquired the exclusive use and marketing rights for ZeroPoint's patent pending gasification and gas-to-liquids technology in the North American ethanol industry.

On October 18, 2006, GS Energy Corporation and GS AgriFuels Corporation executed an Agreement and Plan of Merger. Pursuant to the terms and conditions of the Merger Agreement, GS Energy will merge with and into GS Acquisition, Inc., a newly formed special purpose subsidiary of GS AgriFuels. The closing of the merger will occur after approval of the merger by the shareholders of GS Energy. GS Energy owns a specialty manufacturing company, Warnecke Design Service, Inc., which currently provides manufacturing services for, among other related and third party customers, NextGen Fuel, Inc. A merger of GS Energy with GS AgriFuels is expected to be strategic to both companies for several reasons, including: (a) the integration of NextGen's and Warnecke Design's businesses can be expected to enhance operating margins for both companies while establishing an immediate stream of revenues and earnings for GS AgriFuels; and (b) merging GS Energy and GS AgriFuels can be expected to increase stock market liquidity for both companies, which may positively impact Company's ability to raise capital in the future if need be.

On October 31, 2006, GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. NextGen Fuel is engaged in the business of developing and marketing proprietary esterification and transesterification biodiesel process technologies.

As of December 31, 2006, the Company owned 13% of Sustainable System, Inc. as a result of investing $2 million in the capital stock of the company. Sustainable Systems business model is to acquire or build multiple oilseed crush facilities in North and South America. Sustainable currently owns and operates an oilseed crushing facility in Culbertson, Montana, which produces and sells high oleic safflower, sunflower, canola and other vegetable oils. This acquisition is designed to accelerate the development of the company's oilseed crush biorefineries and related biomass-to-energy development projects as well as allow the continued expansion of and acceleration of the company's ability to service customers in the food grade vegetable oil program. In March 2007, GS AgriFuels completed the acquisition of the remaining 87% of the outstanding capital stock of Sustainable Systems, Inc.

BUSINESS STRATEGY

GS AgriFuels is currently developing several sites for the construction of our planned production facilities. Most of our planned facilities will have an initial nameplate capacity of five (5) or ten (10) million gallons of biodiesel production and potentially five (5) million gallons of ethanol, methanol and/or synthetic diesel production derived from biomass gasification and gas-to-liquid technologies. GS AgriFuels' production plans are based on leveraging technology and/or geography to establish a feedstock procurement advantage, and intend to accomplish this by: (i) co-locating agrifuels production assets directly at or in proximity to our facility's source of biomass feedstock, such as an animal processing facility or an oil seed crushing facility; and/or (ii) by taking advantage of technologies that enable us to obtain and process feedstocks that other producers cannot process, such as the corn ethanol co-product known as distillers dried grain. Our long-term production plans are to build a large number of smaller, strategically placed or "distributed" production facilities at or in proximity to the plants' source of feedstocks. Finally, the Company also has and intends to continue to acquire existing production assets and upgrade these assets through the implementation of one or more proprietary technologies.

Our development plans are also based on our sales of proprietary agrifuels production equipment to third party biodiesel and other agrifuels producers. We intend to provide our equipment sales clients with financial and other assistance relative to their respective projects and we plan to consider making equity and other investments in qualified projects. Our current equipment offerings include turn-key biodiesel production plants rated for 5 million and 10 million gallons per year, although the modular nature and small footprint of the technology allow our customers to rapidly and easily expand plant production capacity.

MARKET OVERVIEW AND COMPETITION

The ethanol industry has grown significantly over the last few years, expanding production capacity from about 1.3 billion gallons in 1997 to about 4.0 billion gallons in 2005. As of January 1, 2006, ethanol accounted for approximately 3% of the U.S. gasoline fuel supply. As of April 2006, the Renewable Fuels
Association (the "RFA") estimated that ethanol facilities with capacities exceeding an additional 2 billion gallons per year were under construction. Over 37 billion gallons of petroleum diesel are used for domestic transportation each year in the U.S. The total demand for diesel fuel approaches 50 billion gallons per year when construction, farming and other off-road uses are considered. By comparison, the current production of biodiesel in the U.S is less than 100 million gallons per year, but the production and use of biodiesel is growing rapidly. According to the National Biodiesel Board, biodiesel sales have increased from about 2 million gallons in 2000 to over 50 million gallons in 2005.

We intend to build a relatively large number of clean fuel production facilities in North America. Most of our planned facilities will have an initial nameplate capacity of ten (10) million gallons of biodiesel, and some may include an additional five (5) million gallons of ethanol, methanol and/or synthetic diesel. Since the production technologies the Company is utilizing are modular in nature, each facility is also being designed to scale to meet the needs of its regional markets over time. Our production plans are based on the application of a number of proprietary technologies, including innovative desiccation, process intensification, gasification, catalytic, and carbon capture technologies, synergistically at small-scales to enable the refining of many forms of biomass into clean fuels and energy. Currently, the majority of the ethanol produced domestically is based on a dry milling technique that converts corn into ethanol. Once commercialized, the Company's own ethanol production capabilities will be primarily based on a process that includes biomass gasification and catalytic conversion of synthesis gases into carbon-neutral liquid fuels including ethanol, methanol and synthetic diesel.

LAWS AND REGULATIONS

Energy Policy Act

The Energy Policy Act of 2005 established minimum annual volumes of renewable fuel to be used by petroleum refiners in the fuel supply. The annual requirement grows to 7.5 BGY by 2012. The Energy Policy Act removed the oxygenate requirements for reformulated gasoline that were put in place by the Clean Air Act. The Energy Policy Act also included anti-backsliding provisions, however, that require refiners to maintain emissions quality standards in the fuels that they produce, thus providing a source for continued need for ethanol.

Tax Incentives

Gasoline distributors who blend ethanol with gasoline receive a federal excise tax credit for each gallon of ethanol they blend. The federal Transportation Efficiency Act of the 21st Century, or TEA-21, extended this ethanol tax credit first passed in 1979 through 2007. The American Jobs Creation Act of 2004 extended the subsidy again to 2010 by allowing distributors to take a $0.51 excise tax credit for each gallon of ethanol they blend. We cannot give assurance that the tax incentives will be renewed in 2010 or, if renewed, on what terms they will be renewed.

Clean Air Act

The use of ethanol as an oxygenate is driven, in part, by environmental regulations. The federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.

Renewable Fuels Standard

Adopted on August 8, 2005 as part of the Energy Policy Act of 2005, the RFS establishes minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline, increasing from 4.0 billion gallons of RFS mandated usage in 2006 to
7.5 billion gallons by 2012. The RFA expects that ethanol should account for the largest share of renewable fuels produced and consumed under the RFS.

Ban on Use of MTBE

Due to their availability and cost, ethanol and MTBE had been the two primary additives that were used to meet the federal Clean Air Act's oxygenate requirements. Because MTBE could be blended with gasoline at the refinery and transported via pipeline (and was produced from petroleum derivatives), it was initially the preferred oxygenate ingredient used by the petroleum industry. In contrast, ethanol's affinity for water makes it more difficult to transport ethanol blended gasoline through existing petroleum pipelines since the presence of water in the pipelines (which often results from the previous transport of diesel fuel) could result in the ethanol separating from the gasoline during transport. Therefore, ethanol has historically been transported at higher expense via truck, rail or barge to a terminal for blending with gasoline and then transported via truck to the customer. In recent years, public concern about MTBE contamination of water supplies grew as a result of leaks from underground storage tanks and pipes. Twenty-five states have now banned, or significantly limited, the use of MTBE, including California and New York. Since most of the states that consumed significant amounts of oxygenated gasoline have already banned or limited the use of MTBE, the potential for additional significant growth in ethanol consumption as a result of the prohibition or significant limitation on the use of MTBE is limited.

Tariff on Imported Ethanol

In 1980, Congress imposed a tariff on foreign produced ethanol to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The $0.54 per gallon tariff was scheduled to expire in 2007, but was extended in late 2006 until January 1, 2009. Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. As a result of new plants under development in the Caribbean region, we believe imports from there will continue, subject to the limited nature of the exemption. In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.

ENVIRONMENTAL MATTERS

Our planned new production facilities will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. Operating expenses to meet regulatory requirements, including all environmental permits, will be an integral part of operating costs. Costs for compliance with environmental laws include safety and health protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training.

OTHER CONTINGENCIES

In 2001 the Company issued shares of Series A Preferred Stock. 37,350 of those shares remain outstanding. By their terms, they automatically converted into
37.35 shares of common stock (adjusted to reflect the 1-for-1000 reverse stock split in 2006. In November 2006 a claim was made by certain holders of the Series A Preferred Stock that they are entitled to receive 8,300,000 shares of common stock by reason of promises made to them by prior management of the Company and actions taken by the sole director of the Company in 2003. Current management has reviewed the claims and the underlying facts, and has concluded that the claims are not legally valid. Negotiations are ongoing, aimed at a resolution of the claims.

CUSTOMERS

The Company's customers are currently entirely comprised of developers of renewable fuel production facilities who purchase our proprietary biodiesel production equipment.

INTELLECTUAL PROPERTIES

We and certain of our portfolio companies own or hold the rights to a number of proprietary technologies, including innovative desiccation, process intensification, gasification, catalytic and carbon capture technologies. Our biodiesel production capability is designed around a patent-pending biodiesel process technology that leverages innovative process intensification techniques to accelerate and enhance traditional biodiesel reaction kinetics, thus decreasing process time, reducing energy and raw material needs, and increasing product quality. These benefits translate to increased capital and operating cost efficiencies at smaller scales as compared to traditional biodiesel process technologies.

We also acquired certain exclusive use rights for a proprietary new biomass gasifier that is designed to standardize variable biomass feeds and optimize high yields of high-quality syngas in real-time with greatly increased capital and operating cost efficiencies at smaller scales as compared to traditional gasification technologies.

EMPLOYEES

As of December 31, 2006, GS AgriFuels had no employees, but Thomas Scozzafava and Kevin Kreisler served on an "at will" basis as the Company's President and Chief Executive Officer, and Chairman and Chief Financial Officer, respectively. It is anticipated that in 2007 Mr. Scozzafava shall become a full-time employee of the Company.

Upon the March 2007 acquisition of Sustainable Systems, Inc., the Company now directly employs 23 in its oilseed crush subsidiary. The majority of those employees are located at Sustainable's Culbertson, MT oilseed crush plant.

Additionally and subject to approval of the merger of GS AgriFuels Corporation and GS Energy Corporation, the Company would add approximately 35 additional employees through GS Energy's fabrication division, Warnecke Design Services, Inc., based in Ottoville, OH.

CONSULTING AGREEMENTS

As part of the October 2006 acquisition of NextGen Fuel, Inc., GS AgriFuels entered in consulting services contracts with certain founders and designers of NextGen and its technology, respectively. Under the terms of the agreement, Dr. Phil Leveson and John Gaus shall serve as consultants and provide such services to NextGen as may be assigned from time to time by NextGen, provided that such services are commensurate with the consultants' respective positions and titles when with NextGen. Such services may include technical support, including design work on additional NextGen product offerings, and limited marketing and sales support. They have agreed to be available to receive sales inquiries from customers and prospective customers on behalf of the NextGen and agreed to exercise their best efforts to sell or market the NextGen's products and services to any customers or prospective customers of NextGen during the consulting period, which is for twelve (12) months from the date of acquisition.

Also concurrent to the October 2006 acquisition of NextGen Fuel, Inc., GS AgriFuels entered in consulting services contract with NextGen Fuel, Inc. President, Jeff DeWeese. The consulting agreement, which was made through Mr. DeWeese's holding company, JTD Ventures, Inc., calls for a minimum of two years of sales, marketing, technical, and all other reasonable assistance relative to NextGen, but with a specific view towards sales and marketing efforts. The agreement calls for compensation to be rendered to Mr. DeWeese's company through a combination of sales commissions and the attainment of post-acquisition cumulative NextGen system sales milestones of $30 million and $50 million.

GS AgriFuels is also party to an agreement with GS CleanTech Corporation, also a subsidiary of GreenShift, pursuant to which GS CleanTech provides GS AgriFuels with technology rights, engineering services, and right of first refusal rights to purchase GS CleanTech's inventory of clean fuel feedstocks, including corn oil. Under the agreement, GS AgriFuels utilizes the services of select GS CleanTech's staff of engineers across various technical disciplines.

In addition, in August 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support and business development services. Under this agreement, the Company utilizes the services of executive officers, sales personnel, staff engineers, process managers and administrative personnel on an as-needed and part time basis.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, GS AgriFuels' business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

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

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. The growth of our business, and in particular, the completion of construction of our planned clean fuel production facilities, will require significant investments of capital and management's close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, our business may fail..

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

ITEM 2.  DESCRIPTION OF PROPERTIES

FACILITIES

GS AgriFuels's corporate headquarters is located in New York, New York, in offices provided free-of-charge by GreenShift Corporation, a shareholder of GS Agrifuels. There is no lease associated with this location.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to the matter entitled O'Brien & Gere Limited, et. al. v. NextGen Chemical Processors, Inc., et. al., which action was filed in the Supreme Court of the State of New York. The verified complaint, which also names the Company and certain of its affiliates, seeks performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of our recently acquired NextGen Fuel, Inc., subsidiary. The Company has responded to the verified complaint and denies any liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

GS AgriFuels' Common Stock trades on the OTC Bulletin Board maintained by the NASD under the symbol "GSGF." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GS AgriFuels' Common Stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

---------------------------------------- -------------------------------------- -------------------------
Period                                                   High                                 Low
---------------------------------------- -------------------------------------- -------------------------
2005 First Quarter                                      22.00                                  9.00
2005 Second Quarter                                     22.00                                  9.00
2005 Third Quarter                                      10.00                                  6.00
2005 Fourth Quarter                                     10.00                                  5.00
2006 First Quarter                                       9.00                                  2.00
2006 Second Quarter                                     15.00                                  1.01
2006 Third Quarter                                      15.00                                  1.10
2006 Fourth Quarter                                      3.00                                  0.70

Title of Class                                      Approximate Number of Holders of Record as of April 16, 2007
Common Stock, 0.0001 par value                                                   821

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares. Based on information from nominee holders, we believe that the number of owners of our common stock exceeds 821.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

SALE OF UNREGISTERED SECURITIES

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS AgriFuels files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2007.

OVERVIEW

GS AgriFuels Corporation ("we," "our," "us," "GS AgriFuels," or the "Company") is a development stage Delaware corporation that manufactures and sells proprietary agrifuels and renewable energy production equipment and is developing facilities to produce and sell clean fuels and energy and other agriproducts from biomass utilizing proprietary technologies and industry know how. GS AgriFuels also makes both majority and minority investments in companies with which GS AgriFuels seeks to form strategic relationships and where management believes such investments offer the potential for capital appreciation.

Concerns over climate change, continued growth in energy demand, and the stability and pricing of the petroleum markets are driving a global shift towards increased reliance on alternative energy sources, including biomass-derived fuels. Biomass is the most abundant and only resource available in the time to satisfy the world's expansively growing demand for carbon-neutral liquid fuels. GS AgriFuels and its portfolio companies own or hold the use rights to a number of patented and patent-pending biomass extraction, preparation, and refining technologies that convert biomass into clean and renewable energy and fuels.

Our technologies and the technologies of certain portfolio companies encompass several classes of technology, including innovative extraction, desiccation, homogenization, process intensification, biodiesel production, biomass gasification, reformation, and catalytic technologies. Our development plans are based on the use of these technologies to:

     >>   Sell equipment at high margins into selected market segments;

     >> Acquire long term rights to high-quality sources of biomass with low-risk and at low-cost;

     >> Produce biomass-derived energy and fuels out of non-traditional feedstocks such as corn oil and cellulosic biomass;

     >> Acquire production assets in mature agribusinesses - such as traditional corn ethanol, oilseed crushing and other agriproducts processing facilities - and synergistically upgrade these locations into integrated multi-feedstock, multi-fuel biorefineries.

We believe that combined applications of these technologies may have wide and disruptive application potential throughout the landscape of the agriproducts sector. Our technologies are robust, scalable, energy efficient, modular and, importantly, capable of rapid and cost-effective "plug-and-play" integration into the existing agribusiness infrastructure.

These advantages converge to potentially enable the refining of many different alternative feedstocks into clean and renewable energy and a number of different clean fuels cost-effectively at small scales. This provides us with, what we believe to be, highly valuable opportunities to reduce commodity risk by creating opportunities to manage production assets in response to fluctuating commodity market conditions. No single conventional or new technology or group of technologies that we are aware of can currently achieve this.

Commercial scale early-adopter and pilot deployments of our technologies are currently in operation and are used for ongoing customer demonstrations as we service our current biodiesel equipment sales pipeline. We also rely on our pilot deployments to prove out the economics of our own planned fuel production facilities for prospective financing sources and project partners.

GS AgriFuels' production plans are based on leveraging technology and/or geography to establish a feedstock procurement advantage. We intend to accomplish this by: (i) co-locating agrifuels production assets directly at or in

ITEM 6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

proximity to our facility's source of biomass feedstock, such as an animal processing facility or an oil seed crushing facility; and/or (ii) by taking advantage of technologies that enable us to obtain and process feedstocks that other producers cannot process, such as the corn ethanol co-product known as distillers dried grain. Our long-term production plans are to build a large number of smaller, strategically placed or "distributed" production facilities at or in proximity to the plants' source of feedstocks. Finally, the Company also has and intends to continue to acquire existing production assets and upgrade these assets through the implementation of one or more proprietary technologies.

Our business model is also based on our sales of proprietary agrifuels production equipment to third party biodiesel and other agrifuels producers. We intend to provide our equipment sales clients with financial and other assistance relative to their respective projects and we plan to consider making equity and other investments in qualified projects. Our current equipment offerings include turn-key biodiesel production plants rated for five (5) million and ten (10) million gallons per year, although the modular nature and small footprint of the technology allow our customers to rapidly and easily expand plant production capacity.

Key recent developments include:

     >> Acquisition of Biodiesel Technology Provider. The Company completed the acquisition of biodiesel technology provider, NextGen Fuel, Inc., which has developed and begun commercialization of a proprietary, patent-pending continuous flow biodiesel system. The systems, which include both direct and transesterification, are skid mounted and can produce five (5) million or ten (10) million gallons per year;

     >> Sales of Biodiesel Production Equipment. The Company has executed a number of contracts to sell NextGen's biodiesel production systems to various clients;

     >> Acquisition of Production Rights to Corn Oil Extraction Systems. The Company entered into an agreement with an affiliate, GS CleanTech Corporation, to obtain the exclusive biodiesel production rights for corn oil extracted through the utilization of GS CleanTech's patent-pending Corn Oil Extraction Systems ("COES");

     >> Acquisition of Feedstock. The Company has executed agreements for the purchase of more than 25 million gallons per year of hedged crude corn oil from ethanol facilities at rates equal to about 50% of diesel spot prices;

     >> Development of Biodiesel Production Facilities. The Company has completed preliminary engineering and permitting activities for biodiesel production sites in Fulton, New York and Spencerville, Ohio, and we are currently in various stages of negotiations to deploy a number of majority-owned corn oil biodiesel production facilities on-site at several existing ethanol facilities in the Mid-Western U.S.;

     >> Acquisition of Oilseed Crush Facility. The Company acquired 100% of the outstanding stock of Sustainable Systems, Inc., a developer of oilseed crush facilities with currently one plant in operation in Culbertson, Montana that is currently expanding its oilseed extraction and vegetable oil refining capability from 300 tons per day to 600 tons per day. Management intends to locate biodiesel production and other biomass-derived energy and fuels production capability on-site at this facility;

     >> Investment in ZeroPoint Clean Tech, Inc. The Company made a strategic investment in the development stage company ZeroPoint Clean Tech, Inc., which is developing for commercialization a range of technologies related to biomass gasification, gas-to-liquid, and water evaporation among others; and

     >> Distribution Agreement with ZeroPoint Clean Tech, Inc. In conjunction with the investment in ZeroPoint, the Company entered into a reciprocal sales and marketing agreement whereby ZeroPoint acquired the worldwide, non-exclusive rights to market and sell certain of our technologies, and GS AgriFuels acquired the exclusive use and marketing rights for ZeroPoint's patent pending gasification and gas-to-liquids technology in the North American ethanol industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements: impairment testing, allowances for doubtful accounts and accruals for legal matters. Prior to the filing of this Annual Report on Form 10KSB, the Audit Committee of our Board of Directors reviewed these critical accounting policies and estimates and discussed them with our management

We recognize revenue from the sale of equipment when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectable. Our sales terms primarily are FOB shipping point.

The Company accounts for its approximate 10% investment in ZeroPoint Clean Tech, Inc. under the cost method. Application of this method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the investment.

On an annual basis GS AgriFuels retains the services of an independent contractor, to value its intangible assets including the value of the Energy Technologies and Goodwill. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value

YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

GS AgriFuels was a shell company, without any business operations, from 2003 until June 2006. During that time, its expenses consisted of (a) administration expenses, and (b) write-offs of assets remaining from the business that it operated prior to 2003. During the twelve months ended December 31, 2006, GS AgriFuels incurred $1,385.253 in selling, general and administrative costs, consisting primarily of amortization of intangibles, consulting, legal and accounting expenses as well as other expenses related to the development of the Company's biofuels initiatives. GS Agrifuels incurred $1,287,675 in the amortization of financing related costs and the fair market value of the debenture-related derivative as well as interest expense, offset by a gain from the write-down of a derivative liability of $104,657.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, GS AgriFuels had current assets totaling $3,224,860 and had current liabilities totaling $13,794,978, resulting in a working capital deficit of $10,570,118.

On June 7, 2006, GS AgriFuels entered into a Securities Purchase Agreement with Cornell Capital Partners. The Agreement is designed to provide mezzanine financing to enable GS AgriFuels to develop its first two clean fuels production facilities. Net proceeds of $4,900,000 under a debenture were received on June 7, 2006.

In June 2006, GS AgriFuels assumed responsibility for payment of a debenture issued by GreenShift to Cornell Capital Partners in the approximate amount of $1.9 million. The terms of the debenture are equal to the terms and conditions of the June 7, 2006 Cornell Debenture noted above.

On October 30, 2006 GS AgriFuels completed the sale of a $13,000,000 convertible debenture, for which the company received proceeds of $11,635,000, to Cornell Capital Partners pursuant to a Securities Purchase Agreement dated as of October 25, 2006. The terms of the debenture are equal to the terms and conditions of the June 7, 2006 Cornell Debenture noted above. The new Securities Purchase Agreement replaces any additional financing commitments from Cornell Capital under the June 7, 2006 Securities Purchase Agreement.

On October 30, 2006 NextGen Acquisition, Inc., a newly formed subsidiary of GS AgriFuels, completed a sale of securities to Stillwater Asset-Based Fund, LP pursuant to a Securities Purchase Agreement dated as of October 27, 2006. The Agreement called for Stillwater to purchase a Term Note in the principal amount of $6 million. The Term Note was issued to Stillwater on October 30 for net proceeds of $5,544,775. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due, commencing on February 1, 2007. The amount of each principal payment is variable based on a percentage of NextGen's cash receipts but in no case will be less than $300,000.

The net proceeds of $17,179,775 from the October 30, 2006 Cornell Capital and Stillwater financings were used to acquire NextGen Fuel, Inc.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

Management expects the construction of GS AgriFuels' first two facilities, corresponding to 15 to 20 million gallons per year of fuel production, will require a total of about $30.0 million, consisting of about $25.0 million in capital costs and about $5.0 million in working capital. If competition reduces the market price of alternative fuels, the resulting shortfall in meeting our revenue estimates will cause an equivalent shortfall in meeting our gross profit estimate. In that event, we could find ourselves unable to service our debt.

At the present time, GS AgriFuels has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

FORGIVENESS OF ACCRUED INTEREST

There was no forgiveness of interest recorded in 2006.

CASH FLOWS FOR 2006

Operating activities in 2006 used approximately $1.4 million in cash flows. Non-cash expenses recorded for the year ended December 31, 2006 totaled $1,644,387 and consisted of $356,712 in amortization of intangibles, $230,200 in amortization of deferred financing costs and $1,057,475 in interest expense, which included $172,533 from amortization of debt discounts.

Investing activities for the year ended December 31, 2006 used $2,220,387 in cash flows to fund the acquisition of NextGen Fuel, Inc. as well as the investment in unconsolidated subsidiaries.

For the year ended  December  31, 2006,  we obtained net cash from  financing of
approximately  $4.6  million.   GS  AgriFuels  used  these  funds  to  fund  the
acquisitions as well as to provide working capital for operations.

GOING CONCERN

GS AgriFuels incurred a loss of approximately $2.5 million during the year ended December 31, 2006. Also as of December 31, 2006, GS AgriFuels had current liabilities exceeding its current assets by $ 10.6million. These matters caused the Company's auditors to add an explanatory paragraph in their auditors report which raises substantial doubt about GS AgriFuels' ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions to fund operations and to increase revenue to reduce the loss from operations. However, there can be no assurances that GS AgriFuels will be successful in this regard or will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

STOCKHOLDER MATTERS

Stockholders' equity (deficit) was ($3.6) million at December 31, 2006 as compared to ($354,000) at December 31, 2005.

OFF-BALANCE SHEET ARANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment." This statement is a revision to SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows". This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement was adopted by GS AgriFuels effective as of the beginning of fiscal 2006. The revised SFAS No. 123 may have a material effect on the Company's results of operations but not on the Company's financial position.

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions. The Company's adoption of SFAS 153 did not have a material impact on the Company's financial position, results of operations and cash flows.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)


In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 amends FASB Statements 133, Accounting for Derivative Instruments and Hedging Activities, and 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event ." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R)." This FASB Staff Position
(FSP) addresses certain technical corrections of FASB Statement No. 123 (revised
2004), Share-Based Payment. The Company's adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company's financial position, results of operations and cash flows.

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1. " This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1 , "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) ."

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Asset. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

On September  13,  2006,  the SEC released  Staff  Accounting  Bulletin No. 108,
"Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements.", which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.


ITEM 7.          FINANCIAL STATEMENTS



                                                                                                     Page No
FINANCIAL STATEMENTS [Update page numbers when complete]

Report of Independent Registered Public Accounting Firm ..................................................15

Consolidated Balance Sheet ...............................................................................17

Consolidated Statements of Operations ....................................................................18

Consolidated Statements of Stockholders' Equity........................................................19-20

Consolidated Statements of Cash Flows.....................................................................21

Notes to Consolidated Financial Statements ............................................................22-34


Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of GS Agrifuels and Subsidiaries

We have audited the accompanying balance sheet of GS Agrifuels Corporation and Subsidiaries as of December 31, 2006, and the related statements of income, stockholders' equity and cash flows of the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GS Agrifuels Corporation and Subsidiaries as of December 31, 2006, and the results of its consolidated operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GS Agrifuels Corporation and Subsidiaries will continue as a going concern. As discussed in Note 2 to the financial statements, GS Agrifuels Corporation and Subsidiaries has suffered recurring losses from operations and has working capital deficiency of $10,570,000 and an accumulated deficit of $3,154,850 as of December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Rosenberg Rich Baker Berman & Co.

Bridgewater, New Jersey
April 11, 2007



                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                                                       DECEMBER 31, 2006
ASSETS:
Current assets:
   Cash ..............................................................   $  1,006,672
   Accounts receivable, net of allowance for doubtful accounts of $0 .         52,230
   Loans receivable - related party ..................................        568,958
  Inventory - work in progress .......................................        846,337
   Escrow deposit ....................................................        220,000
   Other deposits ....................................................        177,478
   Other deposits - related party ....................................        222,373
   Other current assets ..............................................         92,508
   Other current assets - related parties ............................         38,304
                                                                         ------------
       Total current assets ..........................................      3,224,860

Other Assets:
   Investments in unconsolidated subsidiaries at cost ................      4,501,324
     Deferred financing fees .........................................      2,010,025
   Intangible asset - energy technologies, net .......................     14,343,288
   Goodwill ..........................................................      5,453,816
   Other assets - related party ......................................         97,683
                                                                         ------------
       Total other assets ............................................     26,406,136
                                                                         ------------

TOTAL ASSETS .........................................................   $ 29,630,996
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ..................................................        399.325
   Accounts payable and accrued expenses - related party .............        373,106
   Accrued expenses ..................................................         47,773
   Accrued interest ..................................................        648,910
   Accrued interest - related party ..................................         29,818
   Customer deposits .................................................      1,654,750
   Due to related parties ............................................        304,819
   Notes payable .....................................................     10,059,875
   Convertible debenture - related party .............................        276,602
                                                                         ------------
       Total current liabilities .....................................     13,794,978

Long term convertible debentures (net of discount) ...................     19,407,671
                                                                         ------------

TOTAL LIABILITIES ....................................................     33,202,649

Stockholders' deficiency:
   Preferred Stock, par value - $0.0001
     Series A convertible preferred stock, par value - $0.0001
       400,000 shares authorized, 37,350 shares issued and outstanding              4
   Common Stock, par value - $0.0001
       50,000,000 shares Authorized, 28,217,500
        shares issued and outstanding ................................          2,822
Additional paid-in capital ...........................................      1,846,715
Accumulated deficit ..................................................     (3,154,850)
Deficit accumulated during development stage .........................     (2,266,344)
                                                                         ------------

Total stockholders' deficiency .......................................     (3,571,653)
                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $ 29,630,996
                                                                         ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                               Cumulative
                                                                              Amounts Since
                                                                              Inception of
                                                                               Development
                                                                               Stage 4/1/06
                                                  12/31/06      12/31/05       to 12/31/06
                                                ----------     ----------     ------------
Revenues ...................................   $    52,230   $       --      $    52,230
  Cost of revenues .........................        32,505           --           32,505
                                                ----------    -----------    -----------
     Gross profit ..........................   $    19,725    $      --      $    19,725

Operating expenses:

    Selling, general and administrative ....     1,028,541           --          776,073
    Amortization - intangibles .............       356,712        442,241        356,712
                                               -----------    -----------    -----------
 Total Operating Expenses ..................     1,385,253       (442,241)     1,142,786
                                               -----------    -----------    -----------

Operating Loss .............................   $(1,365,528)   $  (442,241)   $(1,113,060)

Other income (expense):
    Amortization of deferred financing costs      (230,200)          --         (230,200)
    Gain on FMV of derivatives .............       104,657           --          104,067
    Gain on settlement .....................          --           27,979           --
    Interest expense .......................    (1,027,657)          --       (1,001,493)
    Interest expense - related party .......       (29,818)        (3,787)       (25,658)
                                               -----------    -----------    -----------

        Total other expense, net ...........    (1,183,018)        24,192     (1,153,284)
                                               -----------    -----------    -----------


Loss before provision for income taxes .....    (2,548,547)      (418,049)    (2,266,344)
Provision for income taxes .................          --            6,762           --
Net loss from continuing operations ........   $(2,548,547)   $  (424,811)   $(2,266,344)
                                               -----------    -----------    -----------

Net loss ...................................   $(2,548,547)   $  (424,811)   $(2,266,344)

Net loss applicable to common shareholders .   $(2,548,547)   $  (424,811)   $(2,266,344)



Net loss per common share, basic and diluted   $     (0.39)   $     (8.50)
                                               ===========    ============

Weighted average shares of common stock
Outstanding, basic and diluted                   6,527,486         50,000
                                               ===========    ============



            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.






                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                                                 Common Stock       Series A Preferred    Series B Preferred     Series C Preferred
                                                                            Stock               Stock                 Stock
                                           -----------------------------------------------------------------------------------------
                                             Shares     Amount      Shares   Amount     Shares     Amount     Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------

Balance at 1/ 1/05 (see Note below)          50,000   $     5      90,000   $     9       --      $    --      $     --    $     --

   Issuance of Series B Preferred
   Stock in exchange for SeriesA
   Preferred Stock ......................      --         --      (52,650)        (5)    300,000        30           --          --
    Net loss ............................      --         --            --         --     --           --            --          --
                                          ----------   --------   ---------    -------  ---------  ---------   ---------     -------

Balance at 12/31/05 (see Note below) ....    50,000   $     5      37,350    $     4     300,000   $    30           --$         --
                                          ==========   ========   =========    =======  =========  ========     ========    ========

   Exchange for services-
    related party 2,025,000 .............       203      --            --         --      --                                     --
   Exchange for services ................   142,500        14          --         --      --           --              --        --
   Consideration for business combination      --        --            --         --    (300,000)      (30)     1,000,000     1,000
   Bifurcation of warrants ..............      --        --            --         --      --           --              --        --
   Issuance of options ..................      --        --            --         --      --           --              --        --
   Conversion of Series C Pref26,000,000      2,600      --            --         --      --           --      (1,000,000)   (1,000)
   Net loss .............................      --        --            --         --      --                           --         --
                                         -------------------------------------------------------------------------------------------
Balance at 12/31/06 .................... 28,217,500   $ 2,822      37,350   $      4      --      $    --              --     $   --
                                         ==========   =======    ========== ==========  =========  =========   ===========   =======

Note 1: The balances of common  shares,  Common Stock,  and  Additional  Paid-In
     Capital have been retroactively restated to reflect the effects of a 1000:1 reverse common stock split during the year ended December 31, 2006.

Note 2: All stock related transactions during the year ended 2006 have occurred after the inception date of April 1, 2006.



            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.



                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005





                                                                                            Development
                                                                                            Stage Deficit
                                                                                            Apportionment
                                                                             Total           Of Current
                                               Additional                  Stockholders'        Year
                                               Paid-in       Accumulated     Equity          Consolidated
                                               Capital       Deficit                            Loss
----------------------                       -------------------------------------------------------------

Balance at 1/1/05 (see Note below) ......   $ 2,505,184    $(2,434,048)   $    71,150    $      --

   Issuance of Series B Preferred
   Stock in exchange for SeriesA
   Preferred Stock ......................           (25)          --             --             --
   Net loss .............................          --         (424,811)      (424,811)          --
                                            -----------    -----------    -----------    -----------
Balance at 12/31/05 (see Note below) ....   $ 2,505,159    $(2,858,859)   $  (353,661)          --
                                            ===========    ===========    ===========    -----------

   Exchange for services - related party         37,297           --           37,500           --
   Exchange for services ................         2,625           --            2,639           --
   Consideration for business combination    (1,950,601)       (13,788)    (1,963,419)          --
     Bifurcation of warrants ............     1,109,835           --        1,109,835           --
   Issuance of options ..................       144,000           --          144,000           --
   Conversion of Series C Pref Stk ......        (1,600)          --             --             --
   Net loss .............................          --       (2,548,547)    (2,548,547)    (2,266,344)
                                            -----------    -----------    -----------    -----------
Balance at 12/31/06 .....................   $ 1,846,715    $(5,421,194)   $(3,571,653)   $(2,266,344)
                                            ===========    ===========    ===========    ===========

Note 1: The balances of common shares, Common Stock, and Additional Paid-In
Capital have been retroactively restated to reflect the effects of a 1000:1 reverse common stock split during the year ended December 31, 2006.

Note 2: All stock related transactions during the year ended 2006 have occurred after the inception date of April 1, 2006.




            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                         Cumulative
                                                                                        Amounts Since
                                                                                        Inception of
                                                                                        Development
                                                                                        Stage 4/1/06
                                                           12/31/06         12/31/05        To
                                                                                         12/31/06
                                                         -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ............................................   $(2,548,547)   $  (424,811)   $(2,266,344)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Amortization of deferred financing costs .........       230,200
                                                                              --          230,200
   Amortization of note discount ....................       172,533           --          146,369
   Amortization of Energy Technology ................       356,712
                                                                              --          356,712
   Write off of FMV of derivatives ..................      (104,657)          --         (104,067)
    Issuance of equity securities for services ......        57,656           --           57,656
    Debt issuance for related party payable .........          --          187,995           --
   Changes in assets and liabilities
     Accounts receivable ............................       (52,230)          --          (52,230)
Other current assets ................................       197,988        246,667        197,988

Deposits ............................................      (619,851)          --         (619,851)
     Inventory ......................................      (846,337)          --         (846,337)
     Accounts payable ...............................       (13,638)       308,443
     Customer deposit ...............................       578,250           --          578,250
         Accrued interest ...........................       674,941          3,787        670,781
     Accrued expenses ...............................       131,712           --          131,711
                                                        -----------    -----------    -----------
       Net cash used in operating activities ........    (1,412,614)          --       (1,210,719)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash investments in unconsolidated subsidiaries .....    (4,501,324)          --       (4,501,324)
Cash acquired from acquisition of subsidiaries ......     2,280,937           --        2,280,937
                                                        -----------    -----------    -----------
       Net used in investing activities .............   (2,220, 87)           --       (2,220,387)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings from related parties-short term .......       304,819           --          129,944
   Issuance of convertible debentures - related party        65,180           --           38,160
   Net proceeds from long-term convertible debentures     4,900,000           --        4,900,000
   Repayments on notes payable ......................      (630,326)          --         (630,326)
                                                        -----------    -----------    -----------
       Net cash provided by financing activities ....     4,639,673           --        4,437,778

Increase (decrease) in cash .........................     1,006,672           --        1,006,672
Cash at beginning of year ...........................          --             --             --
                                                        -----------    -----------    -----------
Cash at end of year .................................   $ 1,006,672    $      --      $ 1,006,672
                                                        ===========    ===========    ===========

                                  Cumulative


During the year ended  December 31, 2005 a related party paid expenses  totaling
$37,995 on behalf of the Company.

During the year ended December 31, 2005, the Company issued a convertible demand note to GreenShift Corporation in the amount of $187,995 in exchange for advances made by GreenShift Corporation for expenses paid on the Company's behalf, and accrued management fees of $150,000.

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

GS AgriFuels Corporation is a development stage Delaware corporation that manufactures and sells proprietary agrifuels and renewable energy production equipment and is developing facilities to produce and sell clean fuels and energy and other agriproducts from biomass utilizing proprietary technologies and industry know how. GS AgriFuels also makes both majority and minority investments in companies with which GS AgriFuels seeks to form strategic relationships and where management believes such investments offer the potential for capital appreciation.

Concerns over climate change, continued growth in energy demand, and the stability and pricing of the petroleum markets are driving a global shift towards increased reliance on alternative energy sources, including biomass-derived fuels. Biomass is the most abundant and only resource available in the time to satisfy the world's expansively growing demand for carbon-neutral liquid fuels. GS AgriFuels and its portfolio companies own or hold the use rights to a number of patented and patent-pending biomass extraction, preparation, and refining technologies that convert biomass into clean and renewable energy and fuels.

Our technologies and the technologies of certain portfolio companies encompass several classes of technology, including innovative extraction, desiccation, homogenization, process intensification, biodiesel production, biomass gasification, reformation, and catalytic technologies. Our development plans are based on the use of these technologies to:

     >>   Sell equipment at high margins into selected market segments;

     >> Acquire long term rights to high-quality sources of biomass with low-risk and at low-cost;

     >> Produce biomass-derived energy and fuels out of non-traditional feedstocks such as corn oil and cellulosic biomass;

     >> Acquire production assets in mature agribusinesses - such as traditional corn ethanol, oilseed crushing and other agriproducts processing facilities - and synergistically upgrade these locations into integrated multi-feedstock, multi-fuel biorefineries.

We believe that combined applications of these technologies may have wide and disruptive application potential throughout the landscape of the agriproducts sector. Our technologies are robust, scalable, energy efficient, modular and, importantly, capable of rapid and cost-effective "plug-and-play" integration into the existing agribusiness infrastructure.

These advantages converge to potentially enable the refining of many different alternative feedstocks into clean and renewable energy and a number of different clean fuels cost-effectively at small scales. This provides us with, what we believe to be, highly valuable opportunities to reduce commodity risk by creating opportunities to manage production assets in response to fluctuating commodity market conditions. No single conventional or new technology or group of technologies that we are aware of can currently achieve this.

Commercial scale early-adopter and pilot deployments of our technologies are currently in operation and are used for ongoing customer demonstrations as we service our current biodiesel equipment sales pipeline. We also rely on our pilot deployments to prove out the economics of our own planned fuel production facilities for prospective financing sources and project partners.

GS AgriFuels is currently developing several sites for the construction of our planned production facilities. Most of our planned facilities will have an initial nameplate capacity of five (5) or ten (10) million gallons of biodiesel production and potentially five (5) million gallons of ethanol, methanol and/or synthetic diesel production derived from biomass gasification and gas-to-liquid technologies. GS AgriFuels' production plans are based on leveraging technology and/or geography to establish a feedstock procurement advantage, and intend to accomplish this by: (i) co-locating agrifuels production assets directly at or in proximity to our facility's source of biomass feedstock, such as an animal processing facility or an oil seed crushing facility; and/or (ii) by taking advantage of technologies that enable us to obtain and process feedstocks that other producers cannot process, such as the corn ethanol co-product known as distillers dried grain. Our long-term production plans are to build a large number of smaller, strategically placed or "distributed" production facilities at or in proximity to the plants' source of feedstocks. Finally, the Company also has and intends to continue to acquire existing production assets and upgrade these assets through the implementation of one or more proprietary technologies.

Our business model is also based on our sales of proprietary agrifuels production equipment to third party biodiesel

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and other agrifuels producers. We intend to provide our equipment sales clients with financial and other assistance relative to their respective projects and we plan to consider making equity and other investments in qualified projects. Our current equipment offerings include turn-key biodiesel production plants rated for five (5) million and ten (10) million gallons per year, although the modular nature and small footprint of the technology allow our customers to rapidly and easily expand plant production capacity.

The Company incorporated in the State of Delaware on February 17, 2000. On June 7, 2006, the Company acquired Mean Green BioFuels, Inc., a newly formed company, from GreenShift Corporation. At the closing, GreenShift Corporation also surrendered to the Company 300,000 shares of the Company's Series B Preferred Stock (which was convertible into 67% of the Company's fully- diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631, and issued to GreenShift Corporation 1,000,000 shares of Series C Preferred Stock (which are convertible into 80% of the Company's fully-diluted common stock). On July 27, 2006, the Company changed the name from Hugo International Telecom, Inc. to GS AgriFuels Corporation.

In August 2006, GS AgriFuels acquired an approximate 10% interest in ZeroPoint Clean Tech, Inc. ("ZeroPoint") ZeroPoint is in the process of building a commercial scale pilot unit of its proprietary biomass gasification, gas to liquids and fuel reforming technology. This technology is designed to standardize variable biomass and optimize high yields of high-quality synthesis gas or "syngas" and can be operated at greater cost efficiencies as well as on smaller scales. As part of the transaction, GS AgriFuels also received warrants to acquire another 4% of ZeroPoint. In conjunction with the investment in ZeroPoint, the Company entered into a reciprocal sales and marketing agreement (later amended and updated in February 2007) whereby ZeroPoint acquired the worldwide, non-exclusive rights to market and sell certain of the Company's technologies, and GS AgriFuels acquired the exclusive use and marketing rights for ZeroPoint's patent pending gasification and gas-to-liquids technology in the North American ethanol industry.


On October 18, 2006, GS Energy Corporation and GS AgriFuels Corporation executed an Agreement and Plan of Merger. Pursuant to the terms and conditions of the Merger Agreement, GS Energy will merge with and into GS Acquisition, Inc., a newly formed special purpose subsidiary of GS AgriFuels. The closing of the merger will occur after approval of the merger by the shareholders of GS Energy. GS Energy owns a specialty manufacturing company, Warnecke Design Service, Inc., which currently provides manufacturing services for, among other related and third party customers, NextGen Fuel, Inc. A merger of GS Energy with GS AgriFuels is expected to be strategic to both companies for several reasons, including: (a) the integration of NextGen's and Warnecke Design's businesses can be expected to enhance operating margins for both companies while establishing an immediate stream of revenues and earnings for GS AgriFuels; and (b) merging GS Energy and GS AgriFuels can be expected to increase stock market liquidity for both companies, which may positively impact Company's ability to raise capital in the future if need be.


On October 31, 2006, GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. NextGen Fuel is engaged in the business of developing and marketing proprietary esterification and transesterification biodiesel process technologies.


As of December 31, 2006, the Company effectively owned 13% of Sustainable System, Inc. as a result of investing $2 million in the capital stock of the company. Sustainable Systems business model is to acquire or build multiple oilseed crush facilities in North and South America. Sustainable currently owns and operates an oilseed crushing facility in Culbertson, Montana, which produces and sells high oleic safflower, sunflower, canola and other vegetable oils. This acquisition is designed to accelerate the development of the company's oilseed crush biorefineries and related biomass-to-energy development projects as well as allow the continued expansion of and acceleration of the company's ability to service customers in the food grade vegetable oil program. In March 2007, GS AgriFuels completed the acquisition of the remaining 87% of the outstanding capital stock of Sustainable Systems, Inc.

BUSINESS STRATEGY

GS AgriFuels is currently developing several sites for the construction of our planned production facilities. Most of our planned facilities will have an initial nameplate capacity of five (5) or ten (10) million gallons of biodiesel production and potentially five (5) million gallons of ethanol, methanol and/or synthetic diesel production derived

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


from biomass gasification and gas-to-liquid technologies. GS AgriFuels' production plans are based on leveraging technology and/or geography to establish a feedstock procurement  advantage,  and intend to accomplish this by:
(i) co-locating agrifuels production assets directly at or in proximity to our facility's source of biomass feedstock, such as an animal processing facility or an oil seed crushing facility; and/or (ii) by taking advantage of technologies that enable us to obtain and process feedstocks that other producers cannot process, such as the corn ethanol co-product known as distillers dried grain. Our long-term production plans are to build a large number of smaller, strategically placed or "distributed" production facilities at or in proximity to the plants' source of feedstocks. Finally, the Company also has and intends to continue to acquire existing production assets and upgrade these assets through the implementation of one or more proprietary technologies.

Our development plans are also based on our sales of proprietary agrifuels production equipment to third party biodiesel and other agrifuels producers. We intend to provide our equipment sales clients with financial and other assistance relative to their respective projects and we plan to consider making equity and other investments in qualified projects. Our current equipment offerings include turn-key biodiesel production plants rated for 5 million and 10 million gallons per year, although the modular nature and small footprint of the technology allow our customers to rapidly and easily expand plant production capacity.

2         GOING CONCERN

GS AgriFuels incurred a loss from continuing operations of approximately $2.5 million during the year ended December 31, 2006. Also as of December 31, 2006, GS AgriFuels had current liabilities exceeding its current assets by approximately $10.6 million. These matters caused the Company's auditors to add an explanatory paragraph in their auditors report which raises substantial doubt about GS AgriFuels's ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions to fund operations and to increase revenue and cut expenses to reduce the loss from operations. However, there can be no assurances that GS AgriFuels will be successful in this regard or will be able to eliminate both its working capital deficit and its operating losses.

The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board," "Statements of Financial Accounting Standards," and the "SEC Staff Accounting Bulletin," respectively.

PRINCIPLES OF CONSOLIDATION

For the period ended December 31, 2006, the accompanying consolidated financial statements include all accounts of GS AgriFuels Corporation and its wholly-owned subsidiaries, Mean Green BioFuels, Inc and NextGen Acquisition, Inc. All significant intercompany balances and transactions were eliminated in consolidation. The consolidated financial statements for the period ended December 31, 2006 include the accounts of Mean Green BioFuels, Inc. beginning June 7, 2006 and NextGen Acquisition, Inc. beginning October 30, 2006.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company accounts for its 10% investment in ZeroPoint Clean Tech, Inc. and its 13% investment in Sustainable Systems under the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investments. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of ZeroPoint and Sustainable to obtain additional financing, to achieve future milestones, make sales and to compete effectively in their markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint's and Sustainable's industry as well as in the general economy. Based on management's assessment, the Company believes there is no impairment at December 31, 2006.

CASH AND EQUIVALENTS

The Company considers cash and equivalents to be cash and short-term investments with original maturities of three months or less from the date of acquisition.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GS AgriFuels maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Cash balances in excess of these limits at December 31, 2006 amounted to $906,672.

NET LOSS PER COMMON SHARE

3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GS AgriFuels computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share", whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended December 31, 2006 and 2005, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share.

REVENUE RECOGNITION

We recognize revenue from the sale of equipment when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectible. Our sales terms primarily are FOB shipping point.

The liability "customer deposits" represents amounts invoiced to customers for deposits and partial payments on orders or projects not complete for delivery. The revenue, along with the project costs, is recognized upon delivery or completion of the project for the customer.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Inventories consist of work in process used in our biodiesel production segment.

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable has not been reduced by any valuation allowance as of December 31, 2006. The receivables in question are fairly new and it is GS AgriFuels' view that 100% will be collected. Management will consider the need to establish a valuation allowance and review that allowance on a quarterly basis.

GOODWILL AND INTANGIBLE ASSETS

GS AgriFuels accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

Intangibles with definite lives consist primarily of developed technologies, which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Based on management's assessment, the Company believes there is no impairment at December 31, 2006.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally may include the value of warrants, fair value of the derivative conversion feature, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. Amortization expense related to these costs and discounts were $402,733 for the year ended December 31, 2006, including $172,533 in debt discount amortization included in interest expense on the Statement of Operations.

DERIVATIVE LIABILITY

In accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the convertible debenture represented an embedded derivative. The Company had recognized the embedded derivative as a liability on its balance sheet as of September 30, 2006. As a result of a restructuring of the debt from a debenture to short term debt, the Company has written off the remaining fair value of the liability as of December 31, 2006.

Certain of the Company's debt and equity instruments may include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133. Under the provisions of this statement, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period.

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.

Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred income tax assets, which relate primarily to net operating loss carry-forwards, have been offset by a valuation allowance for the same amount for all financial statement periods presented and differences in the basis in property, equipment and intangible assets.

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

STOCK BASED COMPENSATION

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair values due to their short term maturities. The carrying values of GS AgriFuels' long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to GS AgriFuels. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows". This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123(R) may have a material effect on the Company's results of operations but not on the Company's financial position.

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions. The Company's adoption of SFAS 153 did not have a material impact on the Company's financial position, results of operations and cash flows.

In June, 2005, the Financial Accounting Standards Board (FASB) has issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. This statement will improve financial reporting because its requirements will enhance the consistency of financial information between periods.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 amends FASB Statements 133, Accounting for Derivative Instruments and Hedging Activities, and 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event ." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment.

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1. " This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1 , "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) ."

                     AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R)." This FASB Staff Position
(FSP) addresses certain technical corrections of FASB Statement No. 123 (revised
2004), Share-Based Payment. The Company's adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company's financial position, results of operations and cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Asset. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities , with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

On September  13,  2006,  the SEC released  Staff  Accounting  Bulletin No. 108,
"Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements.", which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.

4         ACQUISITIONS & MERGERS

GS AgriFuels follows SFAS No. 141, "Business Combinations." Under this standard, business acquisitions are accounted for under the purchase method and goodwill represents the excess of the purchase price of a business acquisition over the fair market value of the net assets acquired at the date of acquisition. The statement also requires the recognition of acquired intangible assets apart from goodwill if it arises from contractual and other legal rights. If an intangible does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged.

On June 7, 2006, the Company acquired Mean Green BioFuels, Inc., a newly formed company, from GreenShift Corporation. At the closing, GreenShift Corporation surrendered to the Company 300,000 shares of the Company's Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631 and issued to GreenShift 1,000,000 shares of Series C Preferred Stock (which are convertible into 80% of the Company's fully-diluted common stock). Since the combination was consummated between entities under common control, the transaction was accounted for at book value, and the amount of consideration paid over the book value of assets received of $1,950,601 was recorded as a reduction of paid in capital. Prior to the acquisition, the predecessor operations of Mean Green BioFuels, Inc. recorded an operating loss of $57,573 for the period from January 1, 2006 to May 23, 2006.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 30, 2006 GS AgriFuels, through its subsidiary NextGen Acquisition, Inc., completed the acquisition of NextGen Fuel, Inc. The total purchase price of $21,204,437 paid $17,000,000 in cash at closing and notes payable issued to the sellers for $4,204,437. The seller notes are payable upon NextGen obtaining sales of at least $7,500,000 subsequent to the acquisition. The Company engaged a third party valuation expert to perform the purchase price allocation, and the purchase price was allocated as follows: $2,280,937 to cash; $14,700,000 to the intangible asset energy technologies, amortizable over the expected useful life of seven years; $5,453,816 to goodwill; $153,800 to accounts payable and accrued expenses; and $1,076,500 to customer deposit liability. To fund the acquisition of NextGen, GS AgriFuels issued a $13,000,000 convertible debenture to Cornell Capital Partners and a $6,000,000 Senior Secured Term note to Stillwater Asset Backed Fund, LP, the proceeds both of which are detailed below. See Note 5 Financing Arrangements for additional details on the seller note due to the NextGen's former shareholders.

ACQUISITIONS - SUBSEQUENT EVENTS

In March 2007, GS AgriFuels completed the acquisition of approximately 87% of the outstanding capital stock of Sustainable Systems, Inc. As of December 31, 2006, the Company effectively owned 13% of Sustainable System, Inc. as a result of investing $2 million in the capital stock of the company. Sustainable Systems owns an oilseed crushing facility in Culbertson, Montana and is in the business of producing and selling high oleic safflower, sunflower, canola and other vegetable oils. This acquisition is designed to accelerate the development of the company's oilseed crush biorefineries and related biomass to energy development projects as well as allow the continued expansion of and acceleration of the company's ability to service customers in the food grade vegetable oil program.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5         FINANCING ARRANGEMENTS

The following is a summary of GS AgriFuels' financing arrangements as of December 31, 2006:

Short-term borrowings
     Short term loans - Greenshift ..................   $    129,935
     Short term loans - affiliate ...................        174,875
     Convertible debenture - GreenShift .............        276,602
                                                        ------------
             Total short-term borrowings ............   $    581,412

Long term convertible debentures:
     Convertible debenture - Cornell Capital Partners   $  1,949,631
     Convertible debenture - Cornell Capital Partners   $  5,500,000
     Convertible debenture - Cornell Capital Partners   $ 13,000,000
     Note discounts .................................     (1,041,960)
                                                        ------------
 Total oflong term convertible debentures ...........   $ 19,407,671
Long-term debt, current portion:
     Note payable - Stillwater ......................   $  5,855,438
     Note payable - NextGen sellers .................      4,204,437
                                                        ------------
         Total long-term debt, current portion ......   $ 10,059,875


The following chart is presented to assist the reader in analyzing GS AgriFuels's ability to fulfill its fixed debt service requirements of December 31, 2006 and GS AgriFuels' ability to meet such obligations:

Year Amount
2007                                           $   10,641,287
2008                                                     --
2009                                               20,449,631
                                              ---------------
Total minimum payments due under
  current and long-term obligations            $   31,090,918
                                               ==============

SHORT TERM BORROWINGS FROM GREENSHIFT

During the twelve months ended December 31, 2006, GS AgriFuels received $129,935 in short term loans from GreenShift Corporation. These loans bear interest at 8%, for which $6,945 in interest expense was accrued for the twelve months ended December 31, 2006. The total principal amount due to GreenShift for short term loans was $129,935 as of December 31, 2006.

SHORT TERM BORROWINGS - AFFILIATE

During 2006, GS CleanTech Corporation, a subsidiary of GreenShift Corporation, paid $174,875 on behalf of GS AgriFuels for services performed during the year. These non-interest-bearing advances are payable on demand. GreenShift is an approximate 80% shareholder of GS AgriFuels and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of GS AgriFuels.

CONVERTIBLE DEBENTURES ISSUED TO GREENSHIFT

On December 29, 2005, the Company issued an $187,995 convertible debenture in exchange for its outstanding liability to GreenShift Corporation. The $187,995 convertible debenture was due and payable on December 31, 2006, bearing interest at 8% per year, payable in cash or convertible into our common shares. The number of issuable common shares upon conversion was equal to the amount of the note divided by the average of the three lowest closing market prices of the stock during the thirty trading days preceding conversion, provided such issuance did not give GreenShift more than a 4.95% ownership of the Company. The company determined that the variable price conversion feature on the debenture was an embedded derivative, and recorded a note discount and derivative liability of $104,657 at December 31, 2005. During the year ended December 31, 2006, GreenShift paid $88,607 on behalf of the Company for current liabilities and operating expenses. In exchange for these payments the Company issued to GreenShift additional convertible debentures totaling $88,607. As of December 31, 2006, the principal balance due on these debentures was $276,602. For the year ended December 31, 2006, interest expense of $22,874 for this obligation was incurred and accrued. Interest expense from the amortization of the note GS

                     AGRIFUELS CORPORATION AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY) NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

5         FINANCING ARRANGEMENTS (continued)

discount was $104,657 for the year ended December 31, 2006, and the note discount has been fully amortized as of December 31, 2006.

CONVERTIBLE DEBENTURES - CORNELL CAPITAL

On June 7, 2006, GS AgriFuels entered into a Securities Purchase Agreement with Cornell Capital Partners LP ("Cornell") under which Cornell committed to purchase $22,000,000 in Secured Convertible Debentures. The first Debenture, in the principal amount of $5,500,000 was purchased by Cornell on June 7, 2006, for which the company paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The Securities Purchase Agreement was amended on October 30, 2006 to provide for only the one $5,500,000 debenture, with certain modifications (see below) Under the terms of the Securities Purchase Agreement (as amended on October 30, 2006), the Debenture carries an interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. If the bid price of company stock falls below the conversion price, GS AgriFuels has the right to satisfy the redemption obligation by paying cash equal to 120% of the principal redeemed. For the year ended December 31, 2006, interest expense of $313,425 for this obligation was incurred and accrued. The Debentures are secured by a pledge of all of GS AgriFuels' assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc., and Mean Green Biodiesel #3, Inc. GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debenture or exercise of the Warrant. The registration rights agreement with Cornell Capital entitles Cornell to liquidated damages for failure to register, and Cornell has waived any liquidated damages due for failure to register for the year ended December 31, 2006. This is a one time waiver and Cornell retains its rights under the agreement for future periods.

Pursuant to the terms of the agreement, GS AgriFuels issued 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The options were issued to Cornell Capital Partners in conjunction with the Company's June 7, 2006 issuance of convertible debentures. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $30,375 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $5,770 for the year ended December 31, 2006.

In conjunction with the May 2006 Share Purchase Agreement with GreenShift, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. For the year ended December 31, 2006, interest expense of $111,102 for this obligation was incurred and accrued.

On October 30, 2006 GS AgriFuels completed a sale of securities to Cornell Capital Partners, LP pursuant to a Securities Purchase Agreement dated as of October 30, 2006. The Agreement called for Cornell to purchase a Secured Convertible Debenture in the principal amount of $13 million. In conjunction with this financing, the Company paid a financing fee of $1,300,000, a structuring fee of $50,000, legal fees of $15,000, and received net proceeds of $11,635,000 that were used for the acquisition of NextGen Fuel, Inc. The Secured Convertible Debenture will mature on October 30, 2009. Interest will accrue on the Debenture at the rate of 10% per annum and will be payable on the maturity date. If the market price of GS AgriFuels common stock is less than the conversion price, GS AgriFuels can redeem the Debenture for 120% of its principal amount. Cornell will be entitled to convert the accrued interest and principal amount of the Debenture into GS AgriFuels common stock at a conversion price of $3.00 (or any lower price at which GS AgriFuels hereafter issues common stock to any third party). The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. For the year ended December 31, 2006, interest expense of $220,597 for this obligation was incurred and accrued.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5         FINANCING ARRANGEMENTS (continued)

In consideration of Cornell's investment in the October 30, 2006 Debenture, GS AgriFuels issued to Cornell a five year Warrant to purchase 540,000 common shares. The exercise price is $.001 or any lower price at which GS AgriFuels hereafter issues common stock to any third party. GS AgriFuels has also agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $1,079,460 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $62,106 for the year ended December 31, 2006

Commencing on February 1, 2007, Cornell will also be entitled to convert into common stock up to $500,000 of the principal amount of the Debentures (including the $5,500,000 Debenture sold to Cornell on June 6, 2006) during any calendar month at a conversion price equal to 90% of the lowest daily Volume Weighted Average Price during the thirty trading days preceding conversion. However, GS AgriFuels may opt to redeem the portion of the Debentures offered for conversion in this manner by paying 120% of the amount converted.

The Debentures are secured by a pledge of all of GS AgriFuels's assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc. and Mean Green Biodiesel #3, Inc. The subsidiaries of GS AgriFuels have pledged their assets to secure the Debentures. GreenShift Corporation, the parent of GS AgriFuels, and certain subsidiaries of GreenShift Corporation (including GS CleanTech Corporation, GS Energy Corporation and Viridis Capital) have also pledged their assets to secure the Debentures and have guaranteed the Debentures due to Cornell.

CONVERTIBLE DEBENTURE - THOMAS SCOZZAFAVA

On December 28, 2006, the Company issued its President and CEO, Thomas Scozzafava, a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies received by the Company from Mr. Scozzafava in the amount of $250,000. The terms of the Convertible Debenture are the following: (i) an interest rate of eight percent (8%) payable, at the option of Mr. Scozzafava, in cash or registered common stock in GS AgriFuels Corporation or any combination thereof; (ii) shall become due and be payable monthly commencing March 31, 2007, unless otherwise waived or deferred by Mr. Scozzafava; (iii) payment in full or in part of principal plus accrued but unpaid interest shall be made only upon demand by Mr. Scozzafava commencing April 31, 2007; (iv) any unpaid balance, at the option of Mr. Scozzafava, shall become immediately due and payable without notice or demand in the event of default, and (v) any accrued and unpaid interest shall be convertible upon demand of Mr. Scozzafava into registered shares of common stock equal to the lower of: (a) $3.00 per share; or (b) the lowest convertible debenture conversion price, preferred, common or any other class of stock or convertible security issuance price, or warrant or option issuance price, issued from December 28, 2006 until the time of conversion(s); or (c) 100% of the closing market price as of the date hereof provided that any such conversion price shall not trigger a lowering of the conversion price of any convertible debenture(s) outstanding at December 28, 2006. As of the date of this filing, Mr. Scozzafava has received neither cash re-payments of principal or cash payments of interest, nor has he exercised his right to convert any obligations in GS AgriFuels common stock.

DEMAND NOTE:  STILLWATER ASSET-BASED FUND, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels which was formed to facilitate the acquisition of NextGen Fuel Inc., completed a sale of securities to Stillwater Asset-Based Fund, LP pursuant to a Securities Purchase Agreement dated as of October 27, 2006. The Agreement called for Stillwater to purchase a Term Note in the principal amount of $6 million. The Term Note was purchased by Stillwater on October 31, 2006, and in conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to Warnecke Design Service, Inc. (a subsidiary of GS Energy, who is also owned by the Company's parent, GreenShift Corporation), and repaid GreenShift $141,580 for amounts paid by GreenShift in connection with the NextGen Fuel, Inc. Acquisition. ,The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. All amounts of principal and interest not previously satisfied will be due on December 31, 2007. The obligations of NextGen Acquisition Inc. under the Term Note have

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5         FINANCING ARRANGEMENTS (continued)

guaranteed by GS AgriFuels and by the following affiliates: GreenShift Corporation, GS Energy Corporation, GS CleanTech Corporation, NextGen Fuel, Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty.

DEMAND NOTE - NEXTGEN SELLERS

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. NextGen Fuel is engaged in the business of developing and distributing esterification and transesterification biodiesel process technologies. The purchase price was $21,204,437, of which $17,000,000 was paid at closing and demand notes were issued to the selling shareholders totaling $4,204,437. $3,204,437 of the demand notes are due on October 31, 2007 or sooner if NextGen Fuel has realized revenue of $7,500,000 subsequent to the acquisition and there are not claims for indemnification by GS AgriFuels. The remaining $1,000,000 demand note, with interest at 6% per annum, is due to a sales consultant and is payable along with accrued interest upon the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity, paid on a pro-rated basis such that the consultant shall receive payments of $250,000 with each ten million gallon per year system on a pro-rated basis with NextGen Fuel's receipt of cash payments for such system.

6         RELATED PARTY TRANSACTIONS

MANAGEMENT SERVICES AGREEMENT WITH GREENSHIFT

In August 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement is for a term of five years and provides for GreenShift to receive $150,000 per year payable in cash or the Company's common stock. On May 23, 2006, the management services agreement with GreenShift was amended to include the issuance of 6,000,000 options to purchase GS AgriFuels common stock at $3.00 per share at the later to occur of December 31, 2006 or the commencement of construction of a biodiesel plant, and extend the term of the cash compensation of $150,000 per annum through May 23, 2011. The fair value of the options was calculated using the Black-Scholes model to be $144,000, and the Company will recognize the related expense over the five year term of the management services agreement.. Management fee expense of $8,013 was recognized during the year ended December 31, 2006 and $126,483 of prepaid management fees were recorded, of which $38,304 is considered short tem and $97,683 is considered long term. GS AgriFuels issued 2,025,000 shares to GreenShift in payment of $37,500 of management fees due in the second quarter of 2006 and to waived $37,500 of management fees for the first quarter of 2006. The Company accrued $75,000 of expense related to the Management Services Agreement during the final six months of the year ended December 31, 2006.

SHARE PURCHASE AGREEMENT WITH GREENSHIFT

On June 7, 2006, the Company acquired Mean Green BioFuels, Inc., a newly formed company, from GreenShift Corporation. At the closing, GreenShift Corporation surrendered to the Company 300,000 shares of the Company's Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631 and issued to GreenShift 1,000,000 shares of Series C Preferred Stock (which are convertible into 80% of the Company's fully-diluted common stock). Since the combination was consummated between entities under common control, the transaction was accounted for at book value, and the amount of consideration paid over the book value of assets received of $1,950,601 was recorded as a reduction of paid in capital. Prior to the acquisition, the predecessor operations of Mean Green BioFuels, Inc. recorded an operating loss of $57,573 for the period from January 1, 2006 to May 23, 2006.

LOAN TO COMPANY FROM PRESIDENT AND CEO THOMAS SCOZZAFAVA

On December 28, 2006, the Company issued its President and CEO, Thomas Scozzafava, a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies received by the Company from Mr. Scozzafava in the amount of $250,000. The terms of the Convertible Debenture are the following: (i) an interest rate of eight percent (8%) payable, at the option of Mr. Scozzafava, in cash or registered common stock in GS AgriFuels

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6         RELATED PARTY TRANSACTIONS (continued)

Corporation or any combination thereof; (ii) shall become due and be payable monthly commencing March 31, 2007, unless otherwise waived or deferred by Mr. Scozzafava; (iii) payment in full or in part of principal plus accrued but unpaid interest shall be made only upon demand by Mr. Scozzafava commencing April 31, 2007; (iv) any unpaid balance, at the option of Mr. Scozzafava, shall become immediately due and payable without notice or demand in the event of default, and (v) any accrued and unpaid interest shall be convertible upon demand of Mr. Scozzafava into registered shares of common stock equal to the lower of: (a) $3.00 per share; or (b) the lowest convertible debenture conversion price, preferred, common or any other class of stock or convertible security issuance price, or warrant or option issuance price, issued from December 28, 2006 until the time of conversion(s); or (c) 100% of the closing market price as of the date hereof provided that any such conversion price shall not trigger a lowering of the conversion price of any convertible debenture(s) outstanding at December 28, 2006. As of the date of this filing, Mr. Scozzafava has received neither cash re-payments of principal or cash payments of interest, nor has he exercised his right to convert any obligations in GS AgriFuels common stock.

OTHER RELATED PARTY TRANSACTIONS

GS AgriFuels is party to an agreement with GS CleanTech Corporation, a subsidiary of GreenShift, pursuant to which GS CleanTech provides GS AgriFuels with technology rights, engineering services, and right of first refusal rights to purchase GS CleanTech's inventory of clean fuel feedstocks. Under the agreement, GS AgriFuels holds the exclusive rights to the use of GS CleanTech's technologies that are deployed in ethanol plants to obtain biodiesel feedstocks from co-products of ethanol production.

In August 2006 GS Agrifuels paid a $200,000 deposit to Warnecke Design Service, Inc. for the purchase of a NextGen Fuel 10 million gallon per year biodiesel system. The total purchase price for this system is $3,200,000, and it is expected that GS Agrifuels will take delivery of the system in the first quarter of 2007.

NextGen  Fuel,  Inc.,  has an exclusive  manufacturing  agreement  with Warnecke
Design Service, Inc., for the design, fabrication, assembly, testing, and commissioning of NextGen Fuel's biodiesel production systems. During the year ended December 31, 2006, The Company paid deposits under the manufacturing agreement totaling $800,000 to Warnecke during the year ended December 31, 2006, and had work in process inventory of $620,938, other deposits of $222,373, and accounts payable and accrued expenses of $147,707 due to Warnecke at December 31, 2006. GreenShift Corporation, the Company's majority shareholder, is also the majority shareholder of GS Energy Corporation. Warnecke Design Service, Inc. is a wholly owned subsidiary of GS Energy Corporation.

7         INVESTMENTS

INVESTMENT IN SUSTAINABLE SYSTEMS UNDER FINANCING AGREEMENT

On September 13, 2006, GS AgriFuels, Inc. entered into a financing agreement with Sustainable Systems, LLC whereby AgriFuels will invest a total of $3,000,000 into the company. As part of the agreement, as of December 31, 2006, GS AgriFuels completed bridge loan financing in the amount of $2,000,000. Upon closing, the total advances will be credited to the total investment and GS AgriFuels will receive 3,121,688 shares of Series A Preferred Convertible stock representing 20% of Sustainable Systems, LLC's outstanding stock. See Note 12-Subsequent Events for information regarding the Company's acquisition of and contract for the sale of a biodiesel system to Sustainable Systems.

INVESTMENT IN ZEROPOINT CLEAN TECHNOLOGIES, INC.

In August 2006, GS AgriFuels entered into a Series A Preferred Stock Purchase Agreement with ZeroPoint Clean Tech, Inc. under which GS AgriFuels agreed to purchase 113,800 shares of Series A Preferred Stock, representing approximately 10% of the capital stock of ZeroPoint, at a purchase price of $21.98 per share. In conjunction with the Agreement, ZeroPoint Clean Tech, Inc. also issued to GS AgriFuels 56,900 five year warrants to purchase ZeroPoint Clean Tech, Inc. common stock that are exercisable at $32.97 per share.

8             COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

The Company's subsidiary NextGen Fuel, Inc. is a party to consulting agreements with three of the founders and former shareholders of NextGen Fuel, Inc. The agreements with two of the consultants are for the provision of technical services related to design, engineering, sales, technical assistance, and obtaining patents for NextGen

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8         COMMITMENTS AND CONTINGENCIES (continued)

Fuel's biodiesel production systems, and require an aggregate payment of $5,000 per month for one year. The agreement with a third consultant is for the provision of sales and marketing services for NextGen Fuel's biodiesel production systems. This agreement calls for a commission payment of 3% for the first $30,000,000 in sales and 5% of sales thereafter, a cash bonus of $1,000,000 upon the execution and full collection of the first $30,000,000 in sales and an additional $1,500,000 upon the execution and full collection of $50,000,000 in sales, and full payment seller note of $1,000,000 issued to this consultant upon the payment by customers for the sale of biodiesel production systems equaling forty million gallons of annual production capacity.

SERIES A PREFERRED STOCK

In 2001 the Company issued shares of Series A Preferred Stock. 37,350 of those shares remain outstanding. By their terms, they automatically converted into
37.35 shares of common stock (adjusted to reflect the 1-for-1000 reverse stock split in 2006. In November 2006 a claim was made by certain holders of the Series A Preferred Stock that they are entitled to receive 8,300,000 shares of common stock by reason of promises made to them by prior management of the Company and actions taken by the sole director of the Company in 2003. Current management has reviewed the claims and the underlying facts, and has concluded that the claims are not legally valid. Negotiations are ongoing, aimed at a resolution of the claims.

LEGAL MATTERS

The Company is party to the matter entitled O'Brien & Gere Limited, et. al. v. NextGen Chemical Processors, Inc., et. al., which action was filed in the Supreme Court of the State of New York. The verified complaint, which also names the Company and certain of its affiliates, seeks performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of our recently acquired NextGen Fuel, Inc., subsidiary. The Company has responded to the verified complaint and denies any liability.

9              INCOME TAXES

INCOME TAXES

GS AgriFuels has incurred losses, which have generated net operating loss carryforwards for GS AgriFuels as of December 31, 2006. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2006 and 2005, GS AgriFuels' effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the year ended December 31, 2005 consisted of a state income tax provision. Deferred tax assets are as follows:

                                    12/31/2006     12/31/2005
                                   ------------   ------------

Deferred Tax Asset:

Net operating loss carryforwards   $ 1,993,000    $   798,000
                                   -----------    -----------

Total deferred tax assets ......     1,993,000        798,000
Less: Valuation allowance ......    (1,993,000)      (798,000)
                                   -----------    -----------

Net deferred tax asset .........   $      --      $      --
                                   ===========    ===========

GS AgriFuels has federal net operating loss carry-forwards of approximately $2,927,000 which expire through December 31, 2026.

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

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


10        STOCKHOLDERS' EQUITY

Our authorized capital stock consists of 50,000,000 shares of common stock, 10,000,000 shares of Series C Preferred Stock, and 400,000 shares of Series A Preferred Stock. The Board of Directors is authorized to issue the preferred stock with any rights and preferences that the Board of Directors decides are appropriate. As of December 31, 2006, there were 28,217,500 shares of our common stock outstanding, and 37,350 shares of our Series A Preferred Stock outstanding.

COMMON STOCK

On January 13, 2006 the Board of Directors of GS AgriFuels unanimously adopted a resolution to amend the Certificate of Incorporation to effect a reverse split of GS AgriFuels' outstanding common stock at a ratio of 1:1000 (the "Reverse Split"). The holder of shares representing a majority of the voting power of GS AgriFuels' outstanding voting stock subsequently gave written consent to the resolution. The Company filed the Amendment to its Certificate of Incorporation with the Secretary of the State of Delaware on May 18, 2006, and the Reverse Split was effective as of that date. All per share amounts in the accompanying financial statements have been retroactively adjusted to the beginning of the periods presented to reflect the reverse split.

SERIES A PREFERRED STOCK

In 2001 the Company issued shares of Series A Preferred Stock. 37,350 of those shares remain outstanding. By their terms, they automatically converted into
37.35 shares of common stock (adjusted to reflect the 1-for-1000 reverse stock split in 2006. In November 2006 a claim was made by certain holders of the Series A Preferred Stock that they are entitled to receive 8,300,000 shares of common stock by reason of promises made to them by prior management of the Company and actions taken by the sole director of the Company in 2003. Current management has reviewed the claims and the underlying facts, and has concluded that the claims are not legally valid. Negotiations are ongoing, aimed at a resolution of the claims.

SERIES C PREFERRED STOCK

In conjunction with the June 7, 2006 Mean Green BioFuels, Inc. share purchase agreement with GreenShift Corporation, the Company's parent (See Note 4), GreenShift surrendered 300,000 of Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631 and issued to GreenShift 1,000,000 shares of Series C Preferred Stock (which were convertible into 80% of the Company's fully-diluted common stock).

On October 17, 2006 GreenShift Corporation converted 1,000,000 shares of Series C Preferred Stock, representing 100% of the issued and outstanding Series C Preferred Stock, into 26,000,000 shares of common stock.

SHARE BASED PAYMENT

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


10    STOCKHOLDERS' EQUITY (continued)

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

STOCK WARRANTS

In conjunction with GS AgriFuels's June 7, 2006 issuance of convertible debentures to Cornell Capital, GS AgriFuels issued to Cornell Capital 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded a note discount of $30,375. The note discount is being amortized over the term of the debenture.

In conjunction with GS AgriFuels's October 30, 2006 issuance of convertible debentures to Cornell Capital, GS AgriFuels issued to Cornell Capital 640,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded a note discount of $1,079,460. The note discount is being amortized over the term of the debenture.


Summarized information about GS AgriFuels' stock warrants outstanding at December 31, 2005 is as follows:

Weighted Average                       Number of Shares        Exercise Price

Outstanding at January 1, 2006              --                 $       --
Granted at fair value                    7,665,000                    1.26
Forfeited                                   --                         --
Exercised                                   --                         --
                                         ---------                   -------
Outstanding at December 31, 2006         7,665,000                    1.26

Summarized information about GS AgriFuels's stock options and warrants outstanding at December 31, 2006 is as follows:

                                                   Weighted
                                                   Average                                  Exercisable
                                   Number of      Remaining        Weighted    -------------------------------------
                                   Options       Contractual      Average        Number of       Weighted Average
    Exercise Prices              Outstanding        Life       Exercise Price     Options         Exercise Price
--------------------------------------------------------------------------------------------------------------------
$0.001                               1,665,000         5.00          0.001        1,665,000                0.001
$3.00                                6,000,000         5.00          3.00         1,200,000               3.0000
                                ---------------                               --------------------------------------
                                     7,125,000                                    2,325,000                 1.26

The fair value of each option  granted  during 2006 is  estimated on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:

                                                                     2006
                                                                  ----------
Dividend yield                                                            --
Expected volatility                                                     112%
Risk-free interest rate                                        4.64% - 5.07%
Expected life                                                       5-10yrs.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


10    STOCKHOLDERS' EQUITY (continued)


                     STOCK AND OPTIONS ISSUED FOR SERVICES

During 2006, GS AgriFuels issued 2,167,500 shares of common stock with a value of $40,139, in exchange for services rendered, which included 2,025,000 shares in payment of $37,500 in management fees due to GreenShift under the Management Services Agreement.

EXERCISE OF STOCK OPTIONS

No options were exercised during 2006 and 2005.

INVESTMENT ACTIVITY

In the year 2006, there were no investment activities.


11   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

needs to be updated

The following is a summary of supplemental disclosures of cash flow information:

                                                                          2006        2005
                                                                       ----------------------
Cash paid during the year for the following:
     Interest .......................................................   $     --     $     --
     Income Taxes ...................................................         --           --
Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Issuance of Series C Preferred Stock ...........................        1,000         --
     Assumption of convertible debenture pursuant to share
       purchase agreement with parent ...............................    1,949,631         --
     Issuance of warrants upon issuance of convertible debentures ...    1,109,710         --

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12       SUBSEQUENT EVENTS

On January 16, 2007, GS AgriFuels executed an agreement with Fulton Biodiesel, LLC, a subsidiary of Homeland Energy Biofuels, LLC ("Homeland Energy") to form GS Fulton Biodiesel LLC ("GS Fulton Biodiesel"). The agreement calls for GS AgriFuels to own 80% of this company and the construction of a ten million gallon per year biodiesel plant in Fulton, New York which will be the first commercial-scale facility in New York. GS Fulton Biodiesel and NextGen Fuel, Inc. are party to a settlement and services agreement that requires the payment of $660,000 to an engineering and design firm for technical services to be provided for the construction of the facility. As of December 31, 2006 NextGen Fuel, Inc. deposited $220,000 into an escrow account under the terms of this agreement. The engineering and design firm subsequently refused to accept payment and disputes certain provisions of the settlement and services agreement.

On January 16, 2007, the Company's President and Chief Executive Officer, Thomas Scozzafava, was appointed to the Company's Board of Directors.

On March 13, 2007, GS AgriFuels Corporation executed an agreement to purchase approximately 85% of the outstanding capital stock of Sustainable Systems, Inc for a total purchase price of about $12.6 million. As of December 31, 2006, the Company effectively owned 13% of Sustainable System, Inc. as a result of investing $2 million in the capital stock of the company. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, canola and other high value vegetable oils. Sustainable is currently expanding its oilseed extraction and refining capability from 300 tons per day to 600 tons per day.

The Company is party to a Development Services Agreement with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC) that includes assignment of rights in and to the Company's planned biodiesel project in Memphis, Tennessee. The terms of this agreement include reimbursement by Mean Green Biodiesel of Georgia, LLC of expenses incurred by the Company both prior and subsequent to the execution of the Development Services Agreement, the retention of 9% equity ownership stake by the Company in first ten million gallon per year facility developed for Mean Green Biodiesel of Tennessee, LLC at the site, and the purchase of one ten million gallon per year biodiesel system from NextGen Fuel, Inc. Mean Green Biodiesel of Georgia, LLC is owned by a former consultant to the Company. The Company may decide to co-locate a wholly-or majority-owned biodiesel production facility on-siteat the Memphis site.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. GS AgriFuels' chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to GS AgriFuels required to be included in GS AgriFuels' periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

None.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS

Name                       Age      Position
--------------------------------------------------------------------------------
Kevin Kreisler              34   Chairman of the Board of Directors
Thomas W. Scozzafava        37   President and Chief Executive Officer

Mr. Kreisler is the founder of GreenShift. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, and he serves as Chairman of the Board and Chief Executive Officer of several of GreenShift's companies. Previously, Mr. Kreisler worked at GreenShift's GS CleanTech Corporation, where he served as vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D.,
1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Mr. Scozzafava has over 15 years experience in venture capital and buyout investing and has extensive capital markets experience. In 2002, Mr. Scozzafava founded Seaway Capital Partners, LLC, an investment company that, among other activities, founded and financed WiseBuys Stores, Inc. Prior to founding his own firm, Mr. Scozzafava was a Director of Prudential's Merchant Banking Group where he helped find, evaluate, negotiate, and structure leveraged buyouts and investments of companies in industries that included telecommunications, media, business services, and manufacturing industries. Mr. Scozzafava also held a senior management position at Prudential's employee limited partnerships where he completed numerous venture capital and LBO investments. Prior to joining Prudential, Mr. Scozzafava was member of Lehman Brothers' Merchant Banking Group, where he analyzed leveraged buyout and growth equity investments across various industries. Mr. Scozzafava began his career with GE Capital Corporation, where he completed the company's Financial Management Program. In March 2006, then New York State Governor George E. Pataki appointed Mr. Scozzafava to the Board of Trustees to the New York State Power Authority ("NYPA"). Mr. Scozzafava also sits on the Governance and Audit Committees of NYPA, whose mission is to provide clean, economical and reliable energy while promoting energy efficiency and innovation. NYPA had revenues of over $2.5 billion in 2005. Mr. Scozzafava received a Bachelor of Arts cum laude with concentrations in economics and mathematics with Honors distinction from Hamilton College in 1992. During this period Mr. Scozzafava held capital market positions at Tucker Anthony and Merrill Lynch in New York City.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2006, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

We shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer, or served any other enterprise as director, officer or employee at our request. The board of directors, in its discretion, has the power on behalf of our behalf to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was one of our employees.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act, and is therefore, unenforceable.

AUDIT AND COMPENSATION COMMITTEE

The Company currently does not have either an audit or a compensation committee. The Company only has two directors and neither is a financial expert.

CODE OF CONDUCT AND ETHICS

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to GS AgriFuels Corporation, One Penn Plaza, Suite 1612, New York, NY 10119.

ITEM 10.    EXECUTIVE COMPENSATION SCOZZAFAVA IS CEO.

The following table sets forth compensation information for GS AgriFuels's executive officers during the years indicated as relevant. As of December 31, 2006, no executive officer held shares of exercisable options for GS AgriFuels's Common Stock.


Name and Principal Position                 Annual Compensation              Long-term Compensation        All Other
                                                                                                         Compensation
---------------------------------------------------------------------------------------------------------------------
                                    Year    Salary      Bonus       Other       Securities Underlying
                                                                                Options Granted (shares)
---------------------------------------------------------------------------------------------------------------------
Thomas W. Scozzafava                2006    $    --     $   --     $   --                   --            $     --
Chairman, President  & CEO          2005         --         --         --                   --                  --
                                    2004         --         --         --                   --                  --


EMPLOYMENT AGREEMENTS

None.

COMPENSATION OF DIRECTORS

None.

STOCK OPTION AND ISSUANCE PLANS

None.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plan as of December 31, 2006:

                                                                                      Number of securities
                                                                                      remaining available for
                                 Number of securities to   Weighted average exercise   issuance under equity
                                 be issued upon exercise      price of outstanding       compensation plans
                                 of outstanding options,     options, warrants and     (excluding securities
                                 warrants and rights (a)             rights           reflected in column (a)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans                   --                       $ --                        --
approved by security holders
Equity compensation plans not               --                         --                        --
approved by security holders
Total                                   9,700,427                    $0.47                   5,322,652

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock . Mr. Kreisler is the only officer and the only member of the Board of Directors of GS AgriFuels.

                                    Amount and Nature of Beneficial Ownership
                                 ------------------------------------------------
Name and Address                                  Percentage       Series D      Percentage      Percentage of
of Beneficial Owner(1)             Common          of Class       Preferred       of Class       Voting Power
-------------------              ---------        -----------     ---------      -----------     ------------
Kevin Kreisler(2)                       --            0%          1,000,000          100%             70%
Thomas W. Scozzafava(3)            399,792             %              --              --                 %

     (1) The address of each shareholder is c/o to GS AgriFuels Corporation, One Penn Plaza, Suite 1612, New York, NY 10119.

     (2)  All shares listed for Kevin Kreisler are owned of record by GreenShift
          Corporation,   of  which  Mr.   Kreisler  is  Chairman   and  majority
          shareholder.

     (3) Shares held in Seaway Valley Fund, LLC, which Mr. Scozzafava is the sole manager.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

The obligations of NextGen Acquisition, Inc. under the Term Note issued to Stillwater Asset-Based Fund, LP have been guaranteed by GS AgriFuels and by the following affiliates: GreenShift Corporation, GS Energy Corporation, GS
CleanTech Corporation, NextGen Fuel, Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty.

At the same time, the Debentures issued by NextGen Acquisition Inc. to Cornell Capital Partners LP are secured by a pledge of all of GS AgriFuels's assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc. and Mean Green Biodiesel #3, Inc. The subsidiaries of GS AgriFuels have pledged their assets to secure the Debentures. GreenShift Corporation, the parent of GS AgriFuels, and certain subsidiaries of GreenShift Corporation (including GS CleanTech Corporation and GS Energy Corporation) have also pledged their assets to secure the Debentures.

DIRECTOR INDEPENDENCE

None of the members of the Board of Directors is independent, as "independent" is defined in the rules of the NASDAQ National Market System.

                                     PART IV

ITEM 13.    EXHIBITS

The following are exhibits filed as part of GS AgriFuels' Form 10KSB for the year ended December 31, 2006:

EXHIBITS - What are we attaching?



Exhibits to this Form 10-KSB Annual Report have been included only with the copies of the Form 10-KSB filed with the Securities and Exchange Commission. Upon request to GS AgriFuels and payment of a reasonable fee, copies of the individual exhibits will be furnished.

Index to Exhibits

Exhibit Number             Description

     3.1* Certificate of Incorporation *

     3.1(a)* Certificate of Designation for Series A Preferred Stock *

     3.1(b)* Certificate of Designation for Series B Preferred Stock *

     3.1(c)* Certificate of Designation for Series C Preferred Stock *

     3.2  * Bylaws *

     10.1* Acquisition Agreement and Amendment

     10.2* Revised Purchase Agreement

     10.4** Convertible Debenture issued to CCS *

     10.5** Warrants issued to

     10.6* Convertible Debenture issued

     10.7* Security Agreement with Laurus *

     10.8 * Registration Rights Agreement with

     10.9* Warrant issued to

     10.10*** GCS Debenture

     10.11*** GCS Warrants

     31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT AUDITOR FEES

In September 2005, GS AgriFuels retained Rosenburg, Rich, Baker Berman and Company as its principal accountant. Rosenburg, Rich, Baker Berman and Company had performed no services for GS AgriFuels prior to that date.

     Audit fees

     Rosenburg, Rich, Baker Berman & Co. billed the Company $30,000 in connection with the audits of the Company's financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

     Audit-Related Fees

     Rosenburg, Rich, Baker Berman & Co billed the Company $ for Audit-Related fees in the years ended December 31, 2006 and 2005.

     Tax Fees

     Rosenburg, Rich, Baker Berman & Co did not bill the Company in the years ended December 31, 2006 or 2005 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Rosenburg, Rich, Baker Berman & Co billed the Company $ for SEC related fees for the years ended December 2006 and 2005.

Audit fees consist of fees related to GS AgriFuels' year end financial statements and review of GS AgriFuels' quarterly reports on Form 10QSB. Audit related fees principally include accounting consultations. Tax fees consist of fees related to analysis of GS AgriFuels' net operating loss carry forwards and preparation of GS AgriFuels' United States federal, state, and local tax returns in 2005 and 2004.

It is the policy of GS AgriFuels' audit committee to approve all engagements of GS AgriFuels' independent auditors to render audit or non-audit services prior to the initiation of such services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.



GS AGRIFUELS CORPORATION

By:           /S/       THOMAS SCOZZAFAVA
              ---------------------------
                        THOMAS SCOZZAFAVA
                        Chief Executive Officer


Date:         April 16 , 2007


     In accordance with the Exchange Act, this Report has been signed below on April 16, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

              /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KREISLER
                        Chief Financial Officer


Date:         April 16, 2007