Form 10QSB
period 2007-03-31
GS AGRIFUELS CORP
filed 2007-05-21
CIK 1120802

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

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


                                  (212)994-5374
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)





Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X .

The number of outstanding shares of $0.0001 par value common stock as of May 21, 2007 was 29,007,072.

Transitional Small Business Disclosure Format:  Yes         No  X
                                                    -----      --

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007




                                TABLE OF CONTENTS


                                                                                                  Page No

Part I        Financial Information
Item 1.       Financial Statements (unaudited for March 31, 2007 and 2006)
              Consolidated Balance Sheet - March 31, 2007 .............. ............................4
              Consolidated Statements of Operations -
                Three Months Ended March 31, 2007 and 2006 ..........................................5
              Consolidated Statements of Cash Flow -
                Three Months Ended March 31, 2007 and 2006 ..........................................6
              Notes to Consolidated Financial Statements ............................................7
Item 2.       Management's Discussion and Analysis or Plan of Operation ..,.........................14
Item 3.       Controls and Procedures ..............................................................19

Part II       Other Information
Item 1.       Legal Proceedings ....................................................................20
Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds............................20
Item 3.       Defaults Upon Senior Securities ......................................................20
Item 4.       Submission of Matters to a Vote of Security Holders ..................................20
Item 5.       Other Information ....................................................................20
Item 6.       Exhibits .............................................................................20


                         PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS MARCH 31, 2007 (UNAUDITED) AND 2006 (UNAUDITED)


                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                        AS OF MARCH 31, 2007 (UNAUDITED)

                                                                         03/31/07
                                                                       ------------
ASSETS:
Current assets:
   Cash ............................................................   $  1,504,416
   Accounts receivable, net of allowance for doubtful accounts of $0        611,089
   Loans receivable - related party ................................        568,958
Inventory - work in progress .......................................        888,073
   Inventory .......................................................      3,262,585
   Supplies ........................................................         16,197
   Deposits ........................................................        269,770
   Deposits - related party ........................................        475,986
   Other current assets ............................................        109,820
   Other current assets - related parties ..........................          9,504
                                                                       ------------
       Total current assets ........................................      7,716,398

   Property, plant and equipment, net ..............................      3,577,040

Other Assets:
   Investments in unconsolidated subsidiaries at cost ..............      2,501,324
     Deferred financing fees .......................................      1,787,301
   Intangible asset - energy technologies ..........................     13,825,000
   Goodwill ........................................................     18,613,442
   Other assets - related party ....................................         25,025
                                                                       ------------
       Total other assets ..........................................     36,752,092
                                                                       ------------

TOTAL ASSETS .......................................................   $ 48,045,530
                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ................................................      1,844,146
   Accrued expenses ................................................        116,513
   Accrued interest ................................................      1,292,684
   Accrued interest - related party ................................         40,513
   Customer deposits ...............................................      3,997,000
   Due to related parties ..........................................        370,080
   Notes payable ...................................................     11,273,437
   Convertible debenture - related party ...........................        124,949
                                                                       ------------
       Total current liabilities ...................................     19,059,322

Long term notes payable ............................................      4,570,804
Long term convertible debentures (net of discount) .................     26,602,908
                                                                       ------------
            Total long term liabilities ............................     31,173,712


TOTAL LIABILITIES ..................................................     50,233,034

Stockholders' deficiency:
   Preferred Stock, par value - $0.0001
     Series A convertible preferred stock, par value - $0.0001
       400,000 shares authorized, 37,350 shares
         issued and outstanding ....................................              4
   Common Stock, par value - $0.0001
       100,000,000 shares Authorized, 29,007,072 shares
         issued and outstanding ....................................          2,901
Additional paid-in capital .........................................     (7,284,492)
Accumulated deficit ................................................     (3,154,850)
Deficit accumulated during development stage .......................     (6,320,051)
                                                                       ------------

Total stockholders' deficiency .....................................     (2,187,504)
                                                                       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $ 48,045,530
                                                                       ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

                                                                                 Cumulative
                                                                                Amounts Since
                                                                                Inception of
                                                                                Development
                                                                                 Stage 4/1/06
                                                    3/31/07        3/31/06       to 3/31/07
                                                --------------------------------------------
Revenues ...................................   $    418,138    $       --      $    470,368
  Cost of revenues .........................        456,888            --           489,393
                                               ------------    ------------    ------------
     Gross profit ..........................   $    (38,750)   $       --      $    (19,025)

Operating expenses:
    Selling, general and administrative ....        531,918          10,020       1,250,335
    Stock-based compensation ...............      1,884,781            --         1,942,437
    Amortization - intangibles .............        518,288            --           875,000
                                               ------------    ------------    ------------
Total Operating Expenses ...................      2,934,987         (10,020)      4,067,772
                                               ------------    ------------    ------------

Operating Loss .............................   $ (2,973,737)   $    (10,020)   $ (4,086,797)

Other income (expense):
    Amortization of deferred financing costs       (222,975)           --          (453,175)
    Gain on FMV of derivative ..............           --              --           104,067
    Grant income ...........................         76,960            --            76,960
    Miscellaneous income ...................            176            --               176
    Interest expense .......................       (916,491)        (29,734)     (1,905,805)
    Interest expense - related party .......        (17,640)           --           (55,476)
                                               ------------    ------------    ------------
        Total other expense, net ...........     (1,079,970)        (29,734)     (2,233,254)
                                               ------------    ------------    ------------
Loss before provision for income taxes
Provision for income taxes .................     (4,053,707)        (29,734)     (6,320,051)
                                               ------------    ------------    ------------

Net loss ...................................   $ (4,053,707)   $    (39,754)   $ (6,320,051)


Net loss per common share, basic and diluted   $      (0.14)          (0.80)

Weighted average shares of common stock
Outstanding, basic and diluted .............     28,436,826          50,000
                                               ============    ============



       The notes to the Consolidated Financial Statements are an integral part of these statements.


                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)
                              AND 2006 (UNAUDITED)

                                                                                               Cumulative
                                                                                              Amounts Since
                                                                                              Inception of
                                                                                              Development
                                                                                              Stage, 4/1/06
                                                              3/31/07          3/31/06          to 3/31/07
                                                             -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...................................................   $(4,053,707)   $   (39,754)    (6,320,051)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
    Depreciation ...........................................         8,534           --            8,534
    Amortization of deferred financing costs ...............       222,724           --          452,924
    Amortization of note discount ..........................        91,219           --          237,588
    Amortization of Energy Technology ......................       518,288           --          875,000
    Issuance of equity securities for services .............     1,884,781           --        1,942,437
    Change in FMV of derivatives ...........................          --             --         (104,067)
    Changes in assets and liabilities:
        Accounts receivable ................................        60,355           --            8,125
        Other current assets ...............................        96,428           --          294,416
        Deposits ...........................................      (125,905)          --         (745,756)
        Customer deposits ..................................     2,342,250           --        2,920,500
        Inventory ..........................................      (190,497)          --       (1,036,834)
        Other ..............................................        97,933           --           97,933
        Accounts Payable ...................................      (841,010)          --         (532,567)
        Accrued interest ...................................       626,145           --        1,296,926
        Accrued expenses ...................................      (156,659)          --          (24,946)
                                                               -----------    -----------    -----------
         Net cash used in operating activities .............       580,879           --         (629,839)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash investment in unconsolidated subsidiaries ..........          --             --       (4,501,324)
    Cash outlay for property and equipment .................      (390,983)          --         (390,983)
    Cash acquired from acquisition of subsidiaries .........     1,109,490           --        3,390,427
                                                               -----------    -----------    -----------
         Net cash provided by (used in) investing activities       718,507           --       (1,501,880)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings from related parties-short term .............        65,261         39,754        195,205
    Issuance (repayment) of convertible
      debentures-related party .............................      (151,653)          --         (113,494)
    Net proceeds from long-term convertible debentures .....          --             --        4,900,000
    Net proceeds from related party convertible debentures .       250,000           --          250,000
    Repayments on Notes Payable ............................      (965,250)          --       (1,595,576)
                                                               -----------    -----------    -----------
                  Net cash provided by financing activities       (801,642)          --        3,636,135

Increase (decrease) in cash ................................       497,744           --        1,504,416
Cash at beginning of period ................................     1,006,672           --             --
                                                               -----------    -----------    -----------
Cash at end of period ......................................   $ 1,504,416    $      --      $ 1,504,416
                                                               ==========     ===========    ===========




         The notes to the Condensed Financial Statements are an integral part of these statements.

>

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GS AgriFuels Corporation ("GS AgriFuels" or "the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the period ended March 31, 2007, the accompanying consolidated financial statements include all accounts of GS AgriFuels Corporation and its wholly-owned subsidiaries, Mean Green BioFuels, Inc., NextGen Acquisition, Inc. and Sustainable Systems, Inc. from March 6, 2007 (date of acquisition) through March 31, 2007. All significant intercompany balances and transactions were eliminated in consolidation.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company accounts for its 10% investment in ZeroPoint Clean Tech, Inc. under the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investments. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint's industry as well as in the general economy. Based on management's assessment, the Company believes there is no impairment at March 31, 2007.

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

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. The Company uses the straight line method for amortization and depreciation and depreciates its vehicles over a five year period, equipment over a 3-18 year period, lease hold improvements over a 15-20 year period, and intangible assets over a 15-20 year period. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations.
Expenditures for major renewals and improvements which extend the life or usefulness of the asset, are capitalized.

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

Intangibles with definite lives consist primarily of developed technologies, which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Based on management's assessment, the Company believes there is no impairment at March 31, 2007.

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

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Inventories consist of work in process used in our biodiesel production segment. Inventory at the oilseed crush facility consists of seed commodity at the various stages of manufacture. The commodity is valued based on the standard contract signed by all the growers plus the cost of crushing the seed. A physical inventory is performed monthly by measuring all the level in the tanks and bins during each stage. All the seed commodity is weighed on a scale that is state certified as it comes into the plant and as it leaves the plant in its final stage.

3. STOCKHOLDERS EQUITY

Our authorized capital stock consists of 50,000,000 shares of common stock, 10,000,000 shares of Series C Preferred Stock, and 400,000 shares of Series A Preferred Stock. The Board of Directors is authorized to issue the preferred stock with any rights and preferences that the Board of Directors decides are appropriate. As of March 31, 2007, there were 29,007,072 shares of our common stock outstanding and 37,350 shares of our Series A Preferred Stock outstanding.

                          CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCKHOLDERS' EQUITY (continued)

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

STOCK OPTIONS

On May 23, 2006, GS AgriFuels entered into an amended Management Services Agreement with GreenShift that provides for the issuance to GreenShift of 6,000,000 five year options to purchase GS AgriFuels common stock, exercisable at $3.00 per share, at the later of December 31, 2006 or the commencement of construction of a biodiesel plant. The fair value of the options was determined to be $144,000, and was calculated using the Black-Scholes Option Pricing Model. The Management Services Agreement was terminated effective January 1, 2007. As a result, the Company wrote-off $126,483 of prepaid expense related to the Agreement during the three months ended March 31, 2007.

On March 6, 2007, GS AgriFuels acquired the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. Under the purchase agreement, GS AgriFuels issued the following performance-based options: 534,500 five year options to purchase GS AgriFuels common stock, exercisable at $3.50 per share, 267,250 five year options to purchase GS AgriFuels common stock, exercisable at $7.00 per share and 133,625 five year options to purchase GS AgriFuels common stock, exercisable at $10.50 per share. The fair value of the options was determined to be $1,102,673, $527,017 and $255,090, respectively, and was calculated using the Black-Scholes Option Pricing Model.

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

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. STOCKHOLDERS' EQUITY (continued)

In conjunction with GS AgriFuels's October 30, 2006 issuance of convertible debentures to Cornell Capital, GS AgriFuels issued to Cornell Capital 540,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded a note discount of $1,079,460. The note discount is being amortized over the term of the debenture.

Summarized information about GS AgriFuels' stock options and warrants outstanding at March 31, 2007 is as follows:

Weighted Average                        Number of Shares      Exercise Price

Outstanding at January 1, 2007           7,665,000              $ 2.35
Granted at fair value                      935,375                5.50
Forfeited                                     --                   --
Exercised                                     --                   --
                                         ---------             -------
Outstanding at March 31, 2007            8,060,375                2.87

Summarized   information   about  GS  AgriFuels's  stock  options  and  warrants
outstanding at March 31, 2007 is as follows:

Exercise Prices  Number of Options   Weighted Average    Weighted Average                       Exercisable
                   Outstanding          Remaining        Exercise Price    -----------------------------------------------
                                    Contractual Life                       Number of Options     Weighted Average Exercise
                                                                                                             Price
--------------------------------------------------------------------------------------------------------------------------
$0.001         1,665,000                5.00               0.001               1,665,000                       0.001
$3.000         6,000,000               10.00               3.000               1,200,000                       3.000
$3.500           534,500                5.00               3.500                 534,500                       3.500
$7.000           267,250                5.00               7.000                 267,250                       7.000
$10.500          133,625                5.00              10.500                 133,625                      10.500
               8,060,375                                                       8,060,375

The fair value of each option  granted  during 2007 is  estimated on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:

                                                 2007
                                              ---------
Dividend yield                                      --
Expected volatility                               150%
Risk-free interest rate                          4.53%
Expected life                                    5yrs.

4. ACQUISITIONS & MERGERS

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

On June 7, 2006, the Company acquired Mean Green BioFuels, Inc., a newly formed company, from GreenShift Corporation. At the closing, GreenShift Corporation surrendered to the Company 300,000 shares of the Company's Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS & MERGERS (continued)

amount of $1,949,631 and issued to GreenShift 1,000,000 shares of Series C Preferred Stock (which are convertible into 80% of the Company's fully-diluted common stock). Since the combination was consummated between entities under common control, the transaction was accounted for at book value, and the amount of consideration paid over the book value of assets received of $1,950,601 was recorded as a reduction of paid in capital. Prior to the acquisition, the predecessor operations of Mean Green BioFuels, Inc. recorded an operating loss of $57,573 for the period from January 1, 2006 to May 23, 2006.

On October 18, 2006, GS Energy Corporation and GS AgriFuels Corporation executed an Agreement and Plan of Merger. Pursuant to the terms and conditions of the Merger Agreement, GS Energy will merge with and into GS Acquisition, Inc., a newly formed special purpose subsidiary of GS AgriFuels. As a result of the merger, GS Energy common stock shareholders will receive (one)1 share of GS AgriFuels common stock in return for every one thousand (1,000) shares of GS Energy common stock held at the time of the closing of the Merger which equals approximately 2,500,000 shares of GS AgriFuels common stock. GreenShift Corporation, which owns preferred stock in GS Energy will receive GS AgriFuels Series D Preferred Stock. The closing of the merger will occur after approval of the merger by the shareholders of GS Energy.

GS Energy owns a specialty manufacturing company, Warnecke Design Service, Inc., which currently provides manufacturing services for NextGen. A merger of GS Energy with GS AgriFuels is expected to be strategic to both companies for several reasons, including: (a) the integration of NextGen's and Warnecke Design's businesses can be expected to enhance operating margins for both companies while establishing an immediate stream of revenues and earnings for GS AgriFuels; and (b) merging GS Energy and GS AgriFuels can be expected to increase stock market liquidity for both companies, which can be material to the future development activities of the combined companies.

On October 30, 2006 GS AgriFuels, through its subsidiary NextGen Acquisition, Inc., completed the acquisition of NextGen Fuel, Inc. The total purchase price of $21,204,437 paid $17,000,000 in cash at closing and notes payable issued to the sellers for $4,204,437. The seller notes are payable upon NextGen obtaining sales of at least $7,500,000 subsequent to the acquisition. The Company engaged a third party valuation expert to perform the purchase price allocation, and the purchase price was allocated as follows: $2,280,937 to cash; $14,700,000 to the intangible asset energy technologies, amortizable over the expected useful life of seven years; $5,453,816 to goodwill; $153,800 to accounts payable and accrued expenses; and $1,076,500 to customer deposit liability. To fund the acquisition of NextGen, GS AgriFuels issued a $13,000,000 convertible debenture to Cornell Capital Partners and a $6,000,000 Senior Secured Term note to Stillwater Asset Backed Fund, LP, the proceeds both of which are detailed below. See Note 6 Financing Arrangements for additional details on the seller note due to the NextGen's former shareholders.

On January 16, 2007, GS AgriFuels executed an agreement with Fulton Biodiesel, LLC, a subsidiary of Homeland Energy Biofuels, LLC ("Homeland Energy") to form GS Fulton Biodiesel LLC ("GS Fulton Biodiesel"). The agreement calls for GS AgriFuels to own 80% of this company and the construction of a ten million gallon per year biodiesel plant in Fulton, New York which will be the first commercial-scale facility in New York. GS Fulton Biodiesel and NextGen Fuel, Inc. are party to a settlement and services agreement that requires the payment of $660,000 to an engineering and design firm for technical services to be provided for the construction of the facility. As of December 31, 2006 NextGen Fuel, Inc. deposited $220,000 into an escrow account under the terms of this agreement. The engineering and design firm subsequently refused to accept payment and disputes certain provisions of the settlement and services agreement and the escrow amount was returned.

On March 6, 2007, GS AgriFuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc (prior to the acquisition, the Company had invested $2,000,000 in Sustainable Systems which had been accounted for under the cost method and represented approximately 15% of the outstanding stock). The total negotiated purchase price of $12,657,093, to be paid as follows: $100,000 in a short term note payable, notes payable issued to the sellers for $1,900,000, two convertible debenture issued to the sellers for totaling $7,104,018, and $3,553,075 in GS AgriFuels' common stock at an agreed upon fair value of $4.50 per share. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion. The two $3.55 million debentures are due on the first anniversary of the closing and the second anniversary of the closing, respectively. The Company has engaged a third party valuation expert who is in the process of determining the purchase price allocation. The excess of the purchase price over the net assets has been recorded in Goodwill in the amount of $13,159,626 until

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. ACQUISITIONS & MERGERS (continued)

the identifiable intangibles can be valued. GS AgriFuels' results of operations for the period include the results of operations of Sustainable Systems from March 6, 2007 through March 31, 2007. Proforma results for the three months ended March 31, 2007 including sustainable from January 1, 2007 are revenues of $1,903,517, net loss of $3,899,904, and loss per share of $0.14.

The Company is party to a Development Services Agreement with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC) that includes assignment of rights in and to the Company's planned biodiesel project in Memphis, Tennessee. The terms of this agreement include reimbursement by Mean Green Biodiesel of Georgia, LLC of expenses incurred by the Company both prior and subsequent to the execution of the Development Services Agreement, the retention of 9% equity ownership stake by the Company in first ten million gallon per year facility developed for Mean Green Biodiesel of Georgia, LLC at the site, and the purchase of one ten million gallon per year biodiesel system from NextGen Fuel, Inc. Mean Green Biodiesel of Georgia, LLC is owned by a former consultant to the Company. The Company may decide to co-locate a wholly- or majority-owned biodiesel production facility at the Memphis site.

5. RELATED PARTY TRANSACTIONS

MANAGEMENT SERVICES AGREEMENT WITH GREENSHIFT

In August 2005, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement was for a term of five years and provided for GreenShift to receive $150,000 per year payable in cash or the Company's common stock. On May 23, 2006, the management services agreement with GreenShift was amended to include the issuance of 6,000,000 options to purchase GS AgriFuels common stock at $3.00 per share at the later to occur of December 31, 2006 or the commencement of construction of a biodiesel plant, and extend the term of the cash compensation of $150,000 per annum through May 23, 2011. The fair value of the options was calculated using the Black-Scholes model to be $144,000, and the Company will recognize the related expense over the five year term of the management services agreement. Management fee expense of $8,013 was recognized during the year ended December 31, 2006 and $126,483 of prepaid management fees were recorded, of which $28,800 was considered short tem and $97,683 was considered long term. GS AgriFuels issued 2,025,000 shares to GreenShift in payment of $37,500 of management fees due in the second quarter of 2006 and to waived $37,500 of management fees for the first quarter of 2006. The Management Services Agreement was terminated effective January 1, 2007. As a result, the Company wrote-off $126,483 of prepaid expense related to the Agreement during the three months ended March 31, 2007.

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


LOAN TO COMPANY FROM SEAWAY VALLEY FUND

On December 28, 2006, the Company issued Seaway Valley Fund, LLC a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies received by the Company in January 2007 from Seaway Valley in the amount of $250,000. The terms of the Convertible Debenture are the following: (i) an interest rate of eight percent (8%) payable, at the option of Seaway Valley, in cash or registered common stock in GS AgriFuels Corporation or any combination thereof; (ii) shall become due and be payable monthly commencing March 31, 2007, unless otherwise waived or deferred by Seaway Valley; (iii) payment in full or in part of principal plus accrued but unpaid interest shall be made only upon demand by Seaway Valley commencing April 30, 2007; (iv) any unpaid balance, at the option of Seaway Valley, shall become immediately due and payable without notice or demand in the event of default, and (v) any accrued and unpaid interest shall be convertible upon

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5. RELATED PARTY TRANSACTIONS (continued)

demand of Seaway Valley into registered shares of common stock equal to the lower of: (a) $3.00 per share; or (b) the lowest convertible debenture conversion price, preferred, common or any other class of stock or convertible security issuance price, or warrant or option issuance price, issued from December 28, 2006 until the time of conversion(s); or (c) 100% of the closing market price as of the date hereof provided that any such conversion price shall not trigger a lowering of the conversion price of any convertible debenture(s) outstanding at December 28, 2006. As of the date of this filing, Seaway Valley has not exercised his right to convert any obligations in GS AgriFuels common stock. For the three months ended March 31, 2007, interest expense of $3,616 has been accrued for this obligation. The controlling member of Seaway Valley is the Company's President and CEO.

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

In August 2006 GS Agrifuels paid a $200,000 deposit to Warnecke Design Service, Inc. for the purchase of a NextGen Fuel 10 million gallon per year biodiesel system. The total purchase price for this system is $3,200,000, and it is expected that GS Agrifuels will take delivery of the system in the third or fourth quarter of 2007.

NextGen  Fuel,  Inc.,  has an exclusive  manufacturing  agreement  with Warnecke
Design Service, Inc., for the design, fabrication, assembly, testing, and commissioning of NextGen Fuel's biodiesel production systems. During the three months ended March 31, 2007, the Company paid deposits under the manufacturing agreement totaling approximately $126,000 to Warnecke during the year ended December 31, 2006, and had work in process inventory of $888,073, other deposits of $475,936, and accounts payable and accrued expenses of $362,123 due to Warnecke at March 31, 2007. GreenShift Corporation, the Company's majority shareholder, is also the majority shareholder of GS Energy Corporation. Warnecke Design Service, Inc. is a wholly owned subsidiary of GS Energy Corporation.


The Company is party to a Development Services Agreement with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC) that includes assignment of rights in and to the Company's planned biodiesel project in Memphis, Tennessee. The terms of this agreement include reimbursement by Mean Green Biodiesel of Georgia, LLC of expenses incurred by the Company both prior and subsequent to the execution of the Development Services Agreement, the retention of 9% equity ownership stake by the Company in first ten million gallon per year facility developed for Mean Green Biodiesel of Georgia, LLC at the site, and the purchase of one ten million gallon per year biodiesel system from NextGen Fuel, Inc. Mean Green Biodiesel of Georgia, LLC is owned by a former consultant to the Company. The Company may decide to co-locate a wholly- or majority-owned biodiesel production facility at the Memphis site.

6. FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March 31, 2007:

Short-term borrowings
     Short term loans - Greenshift ..................   $   195,205
     Short term loans - affiliate ...................   $   174,875
     Convertible debenture - GreenShift .............   $   124,949
                                                        -----------
             Total short-term borrowings ............   $   495,030

Long term convertible debentures:
     Convertible debenture - Cornell Capital Partners   $ 1,949,631
     Convertible debenture - Cornell Capital Partners   $ 5,500,000
     Convertible debenture - Cornell Capital Partners   $13,000,000

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. FINANCING ARRANGEMENTS (Continued)

Note discounts .................................   $   (950,741)
     Convertible debenture - Sustainable sellers   $  3,552,005
     Convertible debenture - Sustainable sellers   $  3,552,013
                                                   ------------
Total of long term convertible debentures ......   $ 26,602,908

Long-term debt, current portion:
     Note payable - Sustainable Sellers ........   $    100,000
     Note payable - Stillwater .................   $  5,094,000
     Note payable - NextGen sellers ............   $  4,029,437
     Note payable - T Scozzafava ...............   $    250,000
     Note payable - American State Bank ........   $  1,800,000
                                                   ------------
         Total long-term debt, current portion .   $ 11,273,437

Long-term debt, long term portion:
     Note payable - Sustainable sellers ........   $  1,900,000
     Notes Payable - MT Dept of Agriculture ....   $    124,052
     Note Payable - First Community Bank .......   $  1,381,734
     Note Payable - Great Northern Development .   $    300,000
     Note Payable - Great Northern Development .   $    724,162
     Note payable - Great Northern Development .   $    140,857
                                                   ------------
     Total long-term debt, current portion .....   $  4,570,804



The following chart is presented to assist the reader in analyzing GS AgriFuels's ability to fulfill its fixed debt service requirements of March 31, 2007 and GS AgriFuels' ability to meet such obligations:

Year                                      Amount
-----------------------------------------------------
2007                                     $11,668,467
2008                                       5,452,005
2009                                      24,101,643
2010                                         724,162
2011                                         124,052
2013                                       1,381,734
2016                                         300,000
2020                                         140,857
                                          ----------
Total minimum payments due under current
  and long-term obligations              $43,892,920
                                         ===========

SHORT TERM BORROWINGS:

During the three months ended March 31, 2007, GS AgriFuels received $65,261 in short term loans from GreenShift Corporation. These loans bear interest at 8%, for which $3,382 in interest expense was accrued for the three months ended March 31, 2007. The total principal amount due to GreenShift for short term loans was $195,205 as of March 31, 2007.

SHORT TERM BORROWINGS - AFFILIATE

During 2006, GS CleanTech Corporation, a subsidiary of GreenShift Corporation, paid $174,875 on behalf of GS AgriFuels for services performed during that year. These non-interest-bearing advances are payable on demand. GreenShift is an approximate 80% shareholder of GS AgriFuels and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of GS AgriFuels.

CONVERTIBLE DEBENTURES ISSUED TO GREENSHIFT

On December 29, 2005, the Company issued an $187,995 convertible debenture in exchange for its outstanding liability to GreenShift Corporation. The $187,995 convertible debenture was due and payable on December 31, 2006, bearing interest at 8% per year, payable in cash or convertible into our common shares. On December 31, 2006, this debenture was renewed and has a new maturity date of December 31, 2007 with a fixed conversion price

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. FINANCING ARRANGEMENTS (Continued)

of $3.00. The number of issuable common shares upon conversion was equal to the amount of the note divided by the average of the three lowest closing market prices of the stock during the thirty trading days preceding conversion, provided such issuance did not give GreenShift more than a 4.95% ownership of the Company. The company determined that the variable price conversion feature on the debenture was an embedded derivative, and recorded a note discount and derivative liability of $104,657 at December 31, 2005. The note discount was fully amortized as of December 31, 2006. During the three months ended March 31, 2007, the Company repaid GreenShift $151,652 on the debenture. In exchange for these payments the amount of the debenture owed to GreenShift was reduced by $151,652. As of March 31, 2007, the principal balance due on these debentures was $124,949. For the three months ended March 31, 2007, interest expense of $3,696 for this obligation was incurred and accrued.

CONVERTIBLE DEBENTURES - CORNELL CAPITAL

On June 7, 2006, GS AgriFuels entered into a Securities Purchase Agreement with Cornell Capital Partners LP ("Cornell") under which Cornell committed to purchase $22,000,000 in Secured Convertible Debentures. The first Debenture, in the principal amount of $5,500,000 was purchased by Cornell on June 7, 2006, for which the company paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The Securities Purchase Agreement was amended on October 30, 2006 to provide for only the one $5,500,000 debenture, with certain modifications (see below) Under the terms of the Securities Purchase Agreement (as amended on October 30, 2006), the Debenture carries an interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. If the bid price of company stock falls below the conversion price, GS AgriFuels has the right to satisfy the redemption obligation by paying cash equal to 120% of the principal redeemed, The Debentures are secured by a pledge of all of GS AgriFuels' assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc., and Mean Green Biodiesel #3, Inc. GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debenture or exercise of the Warrant. The registration rights agreement with Cornell Capital entitles Cornell to liquidated damages for failure to register, and Cornell has waived any liquidated damages due for failure to register. This is a one time waiver and Cornell retains its rights under the agreement for future periods. For the three months ended March 31, 2007, interest expense of $135,616 for this obligation was incurred and accrued.

Pursuant to the terms of the agreement, GS AgriFuels issued 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The options were issued to Cornell Capital Partners in conjunction with the Company's June 7, 2006 issuance of convertible debentures. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $30,375 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $2,497 for the three months ended March 31, 2007.

In conjunction with the May 2006 Share Purchase Agreement with GreenShift, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. For the three months ended March 31, 2007, interest expense of $48,073 for this obligation was incurred and accrued.

On October 30, 2006 GS AgriFuels completed a sale of securities to Cornell Capital Partners, LP pursuant to a Securities Purchase Agreement dated as of October 30, 2006. The Agreement called for Cornell to purchase a Secured Convertible Debenture in the principal amount of $13 million. In conjunction with this financing, the Company paid a financing fee of $1,300,000, a structuring fee of $50,000, legal fees of $15,000, and received net

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. FINANCING ARRANGEMENTS (Continued)

proceeds of $11,635,000 that were used for the acquisition of NextGen Fuel, Inc. The Secured Convertible Debenture will mature on October 30, 2009. Interest will accrue on the Debenture at the rate of 10% per annum and will be payable on the maturity date. If the market price of GS AgriFuels common stock is less than the conversion price, GS AgriFuels can redeem the Debenture for 120% of its principal amount. Cornell will be entitled to convert the accrued interest and principal amount of the Debenture into GS AgriFuels common stock at a conversion price of $3.00 (or any lower price at which GS AgriFuels hereafter issues common stock to any third party). The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. In consideration of Cornell's investment in the October 30, 2006 Debenture, GS AgriFuels issued to Cornell a five year Warrant to purchase 540,000 common shares. The exercise price is $.001 or any lower price at which GS AgriFuels hereafter issues common stock to any third party. GS AgriFuels has also agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $1,079,460 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. For the three months March 31, 2007, interest expense from the amortization of the note discount was $88,723. For the three months ended March 31, 2007, interest expense of $320,548 for this obligation was incurred and accrued.

Commencing on February 1, 2007, Cornell was entitled to convert into common stock up to $500,000 of the principal amount of the Debentures (including the $5,500,000 Debenture sold to Cornell on June 6, 2006) during any calendar month at a conversion price equal to 90% of the lowest daily Volume Weighted Average Price during the thirty trading days preceding conversion. However, GS AgriFuels may opt to redeem the portion of the Debentures offered for conversion in this manner by paying 120% of the amount converted. Cornell has not converted any portion of the Debentures into stock as of March 31, 2007.

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

CONVERTIBLE DEBENTURE - SEAWAY VALLEY FUND

On December 28, 2006, the Company issued Seaway Valley Fund, LLC, a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies received in January 2007 by the Company from Seaway Valley in the amount of $250,000. The terms of the Convertible Debenture are the following: (i) an interest rate of eight percent (8%) payable, at the option of Seaway Valley, in cash or registered common stock in GS AgriFuels Corporation or any combination thereof; (ii) shall become due and be payable monthly commencing March 31, 2007, unless otherwise waived or deferred by Seaway Valley; (iii) payment in full or in part of principal plus accrued but unpaid interest shall be made only upon demand by Seaway Valley commencing April 31, 2007; (iv) any unpaid balance, at the option of Seaway Valley, shall become immediately due and payable without notice or demand in the event of default, and (v) any accrued and unpaid interest shall be convertible upon demand of Seaway Valley into registered shares of common stock equal to the lower of: (a) $3.00 per share; or (b) the lowest convertible debenture conversion price, preferred, common or any other class of stock or convertible security issuance price, or warrant or option issuance price, issued from December 28, 2006 until the time of conversion(s); or (c) 100% of the closing market price as of the date hereof provided that any such conversion price shall not trigger a lowering of the conversion price of any convertible debenture(s) outstanding at December 28, 2006. As of the date of this filing, Seaway Valley has received neither cash re-payments of principal or cash payments of interest, nor has it exercised his right to convert any obligations in GS AgriFuels common stock. For the three months ending March 31, 2007, interest expense of $3,616 for this obligation was incurred and accrued. The controlling member of Seaway Valley is the Company's President and CEO

DEMAND NOTE:  STILLWATER ASSET-BASED FUND, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels which was formed to facilitate the acquisition of NextGen Fuel Inc., completed a sale of securities to Stillwater Asset-Based Fund, LP pursuant to a

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. FINANCING ARRANGEMENTS (Continued)

Securities Purchase Agreement dated as of October 27, 2006. The Agreement called for Stillwater to purchase a Term Note in the principal amount of $6 million. The Term Note was purchased by Stillwater on October 31, 2006, and in conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to Warnecke Design Service, Inc. (a subsidiary of GS Energy, who is also owned by the Company's parent, GreenShift Corporation), and repaid GreenShift $141,580 for amounts paid by GreenShift in connection with the NextGen Fuel, Inc. Acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. All amounts of principal and interest not previously satisfied will be due on December 31, 2007. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by GS
AgriFuels and by the following affiliates: GreenShift Corporation, GS Energy Corporation, GS CleanTech Corporation, NextGen Fuel Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the three months ending March 31, 2007, interest expense of $290,225 for this obligation was incurred of which $89,012 was accrued.

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

NOTE PAYABLE - SUSTAINABLE SYSTEMS SELLERS

On March 6, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, and canola and other high value vegetable oils. The purchase price was $12.6 million of which $100,000 was payable at closing, a note was issued for $1.9 million and two $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion which is expected to be completed in the first quarter of 2008 and accrues interest at 5% per annum to be paid on a pro-rated basis at maturity. For the three months ending March 31, 2007, interest expense of $6,506 for this obligation was incurred and accrued.

CONVERTIBLE DEBENTURES - SUSTAINABLE SYSTEMS SELLERS

On March 26, 2007, GS AgriFuels acquired about 85% of the outstanding capital stock of Sustainable Systems, Inc. for a total purchase price of $12.6 million. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, and canola and other high value vegetable oils. The Company issued convertible debentures at the closing for $3.55 million due on the first anniversary of the closing and another $3.55 million due on the second anniversary of the closing. The debentures accrue interest at 5% per annum and are to be paid on a pro-rated basis on each relevant maturity date. The convertible debentures are convertible into the Company's common stock at the option of the holder any time after each of their respective maturity dates at a rate equal to the volume weighted average price of the common stock for the 20 trading days prior to any such date of conversion, with a minimum conversion price of $4.50. If at the time of the conversion the market price of the Company's common stock is less than $4.50, the difference between that stock price and $4.50 will be multiplied by the number of share due and that amount will be paid in cash. The convertible debentures may be redeemed with cash by the Company at any time prior to conversion by the holder without penalty. The Company's obligations under the Note and the convertible debentures are secured by the Company's Sustainable common stock holdings. For the three months ending March 31, 2007, interest expense of $24,329 for these obligations was incurred and accrued.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. FINANCING ARRANGEMENTS (Continued)

INVENTORY FINANCING - SUSTAINABLE SYSTEMS

On February 5, 2007, Sustainable Systems, Inc., prior to becoming a subsidiary of GS AgriFuels, entered into an inventory financing agreement for $1,800,000 with American State Bank. The Agreement allows American State Bank a security interest in all inventory and any accounts acquired after the agreement was signed. The Agreement accrues interest at a rate of 10% per annum. Monthly payments consist only of interest as of March 31, 2007 and Sustainable will start making payments toward the principal in May 2007. All amounts of principal and interest remaining will be due on September 1, 2007. For the three months ending March 31, 2007, interest expense of $22,764 for these obligations was incurred of which $15,288 was accrued.

NOTE PAYABLE - SUSTAINABLE SYSTEMS

On September 25, 1998, Sustainable Systems, Inc., prior to becoming a subsidiary of GS AgriFuels, signed a note payable for $1,381,733 with First Community Bank. The note is secured by an interest in all the assets of Sustainable including the accounts receivable. The note accrues interest at a rate of 7.68% per annum. Monthly payments consist of principal and interest and a final payment will be due on September 25, 2013.

NOTES PAYABLE - SUSTAINABLE SYSTEMS

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. All notes accrue interest at the rate of 3% per annum with payments of principal and interest beginning March 6, 20011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the three months ending March 31, 2007, interest expense of $918 for these obligations was incurred and accrued

Sustainable has signed four notes with Great Northern Development totaling $1,165,019. Three of the notes totaling $440,857 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $11,301 and $129,556 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $300,000 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of February 15, 2016. The fourth note for $724,162 accrues interest at the rate of 5% per annum with payments of principal only thru November 2007 and principal and interests payments until the maturity date of November 15, 2010. For the three months ending March 31, 2007, interest expense of $29,364 for these obligations was incurred and accrued.

7. INVESTMENTS

INVESTMENT IN SUSTAINABLE SYSTEMS UNDER FINANCING AGREEMENT

On September 13, 2006, GS AgriFuels, Inc. entered into a financing agreement with Sustainable Systems, LLC whereby AgriFuels would invest a total of $3,000,000 into the company for a 15% stake in the company. As of March 6, 2007, we had acquired an approximately 15% interest through advances of $2,000,000, accounted for under the cost method. On March 6, 2007, GS AgriFuels acquired the remaining additional 85% of the outstanding capital stock for $12.6 million making Sustainable a wholly-owned subsidiary of the Company.

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

8. GOVERNMENT GRANTS

On September 28, 2006, Sustainable Systems was awarded a $700,000 a Workforce Innovation in Regional Economic Development (WIRED) grant from the Montana Department of Commerce (MDOC). This grant reimburses the Company for expenses related to training employees in gaining skills and competencies needed to obtain or upgrade employment skills in high growth industries or economic sectors. The Company is required to provide to the MDOC detailed documentation regarding the projected training costs, a hiring and training plan as well as a commitment to provide the resources necessary for the completion of the training project. Sustainable [GRAPHIC OMITTED]

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. GOVERNMENT GRANTS (Continued)

received $76,960 in grant income during the three months ending March 31, 2007. The grant is contingent upon the Company submitting evidence of the commitment to the project within six months of the award, providing periodic project progress reports detailing the status of the project, percentage completion, costs incurred, as well as an evaluation by the MDOC a year from the contract date.

9. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. . Readers should carefully review the risk factors described in other documents GS AgriFuels files from time to time with the Securities and Exchange Commission (the "SEC"), including the Annual Report on Form 10KSB filed as of December 31, 2006.

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

     >> Development of Biodiesel Production Facilities. The Company has completed preliminary engineering and permitting activities for biodiesel production sites in Fulton, New York, Memphis, Tennessee, and Spencerville, Ohio, and we are currently in various stages of negotiations to deploy a number of majority-owned corn oil biodiesel production facilities on-site at several existing ethanol facilities in the Mid-Western U.S.;

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

As of December 31, 2006, the Company had owned 15% of Sustainable System, Inc. as a result of investing $2 million in the capital stock of the company. In March 2007, GS AgriFuels completed the acquisition of the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. Sustainable Systems business model is to acquire or build multiple oilseed crush facilities in North and South America. Sustainable currently owns and operates an oilseed crushing facility in Culbertson, Montana, which produces and sells high oleic safflower, sunflower, canola and other vegetable oils. This acquisition is designed to accelerate the development of the company's oilseed crush biorefineries and related biomass-to-energy development projects as well as allow the continued expansion of and acceleration of the company's ability to service customers in the food grade vegetable oil program.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect GS AgriFuels' business including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 VERSUS THE THREE MONTHS ENDED MARCH 31, 2006

GS AgriFuels was a shell company, without any business operations, from 2003 until June 2006. During that time, its expenses consisted of (a) administration expenses, and (b) write-offs of assets remaining from the business that it operated prior to 2003.

REVENUES

Total revenues related to the oilseed crushing facility were $418,138 for the three months ended March 31, 2007.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2007 were $456,888. Of this amount, $452,463 were related to the oilseed crushing facility, the remaining expenses of $4,425 were related to NextGen.

SELLING,GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended March 31, 2007, GS AgriFuels' operating expenses consisted of $523,384 in selling, general and administrative costs, consisting primarily of legal, consulting and accounting expenses as well as other expenses related to the development of the Company's biofuels initiatives, $1,884,781 in stock-based compensation resulting from the issuance of performance-based options to employees and management of Sustainable Systems in connection with the acquisition of that subsidiary, and amortization of energy technology intangibles of $518,288.

From December 2005 to March 2007, GS AgriFuels issued a series of convertible debentures to compensate GreenShift Corporation for management services and expenses it incurred on behalf of GS AgriFuels. The aggregate principal amount of the debentures was $124,949 as of March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, GS AgriFuels had current assets totaling $7,716,398 and had current liabilities totaling $23,630,126, resulting in a working capital deficit of $15,913,728.

On March 6, 2007, GS AgriFuels completed the acquisition of the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. The total purchase price of $12.6 million was paid through $3.6 million in GS AgriFuels' common stock at a price of $4.50 per share, a $1.9 million note due upon the completion and commissioning of Sustainable's current plant expansion as well as two $3.55 million debentures due on the first anniversary of the closing and the second anniversary of the closing, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company that are required to be included in the Company's periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

         (c) Unregistered sales of equity securities

         None.


         (e) Purchases of equity securities

         The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of 2007.





ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

     31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

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

GS AGRIFUELS CORPORATION

By:           /S/       THOMAS SCOZZAFAVA
              ---------------------------
                        THOMAS SCOZZAFAVA
                        Chief Executive Officer


Date:         May  21, 2007


By:           /S/       KEVIN KREISLER
              -------------------------
                        KEVIN KREISLER
                        Chief Financial Officer


Date:         May 21, 2007