Form 10QSB
period 2007-06-30
GS AGRIFUELS CORP
filed 2007-08-14
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X .

The number of outstanding shares of $0.0001 par value common stock as of August 14, 2007 was 27,792,001.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    --      --

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007




                                TABLE OF CONTENTS

                                                                                                  Page No

Part I        Financial Information

Item 1.       Financial Statements (unaudited for June 30, 2007 and 2006)
              Consolidated Balance Sheet - June 30, 2007............................................... 4
              Consolidated Statements of Operations - Three and Six Months Ended
              June 30, 2007 and 2006....................................................................5
              Consolidated Statements of Cash Flows - Six Months Ended
              June 30, 2007 and 2006....................................................................6
              Notes to Consolidated Financial Statements................................................7
Item 2.       Management's Discussion and Analysis.....................................................20
Item 3.       Controls and Procedures  ................................................................27

Part II       Other Information

Item 1.       Legal Proceedings........................................................................27
Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds...............................27
Item 3.       Defaults Upon Senior Securities..........................................................27
Item 4.       Submission of Matters to a Vote of Security Holders......................................27
Item 5.       Other Information........................................................................27
Item 6.       Exhibits.................................................................................28


                         PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS JUNE 30, 2007 AND 2006 (UNAUDITED)


                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         AS OF JUNE 30, 2007 (UNAUDITED)

                                                                           06/30/07
                                                                         -------------
ASSETS:
Current assets:
   Cash ..............................................................   $  1,080,946
   Accounts receivable, net of allowance for doubtful accounts of $0 .        590,380
   Loans receivable - related party ..................................        568,958
   Inventory .........................................................      3,400,692
   Deposits ..........................................................         87,161
   Deposits - related party ..........................................      1,257,396
   Other current assets ..............................................        102,815
   Other current assets - related parties ............................         37,162
                                                                         ------------
       Total current assets ..........................................      7,125,510

   Property, plant and equipment, net ................................      3,956,508

Other Assets:
   Investments in unconsolidated subsidiaries at cost ................      2,501,324
   Deferred financing fees ...........................................      1,564,577
   Intangible asset - energy technologies, net .......................     13,300,000
   Goodwill ..........................................................     18,736,988
   Other assets ......................................................         29,197
                                                                         ------------
       Total other assets ............................................     36,132,086
                                                                         ------------

TOTAL ASSETS .........................................................   $ 47,214,104
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ..................................................      1,673,730
   Accrued expenses ..................................................        319,973
   Accrued interest ........................,.........................      1,893,388
   Accrued interest - related party ..................................         42,986
   Customer deposits .................................................      6,722,250
   Due to related parties ............................................         52,234
   Deferred revenue ..................................................         12,037
   Notes payable, current portion ....................................     12,402,453
   Convertible debentures - current portion ..........................      3,552,005
   Convertible debenture - related party .............................        177,711
                                                                         ------------
       Total current liabilities .....................................     26,848,767

Long term notes payable ..............................................      1,754,881
Long term convertible debentures (net of discount) ...................     23,143,136
                                                                         ------------
            Total long term liabilities ..............................     24,898,017

TOTAL LIABILITIES ....................................................     51,746,784

Stockholders' deficiency:
   Preferred Stock, par value - $0.0001
     Series A convertible preferred stock, par value - $0.0001
       400,000 shares authorized, 37,350 shares issued and outstanding              4
     Series C convertible preferred stock, par value - $0.0001
     10,000,000 shares authorized, ...................................           --
   Common Stock, par value - $0.0001
       100,000,000 shares Authorized,
         29,007,072 shares issued and outstanding ....................          2,901
Additional paid-in capital ...........................................     (7,284,492)
Accumulated deficit ..................................................   (11,(820,077)
                                                                         ------------
Total stockholders' deficiency .......................................     (4,532,680)
                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $ 47,214,104
                                                                         ============

       The notes to the Consolidated Financial Statements are an integral part of these statements.


                          CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)



                                                 FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                        ENDING                          ENDING
                                               6/30/07          6/30/06        6/30/07         6/30/06
                                            ------------    ------------    ------------    ------------
Revenues: ...............................   $  1,862,951    $       --      $  2,281,089    $       --
Cost of Revenues ........................      1,856,416            --         2,313,304            --
                                            ------------    ------------    ------------    ------------
Gross Profit ............................          6,535            --           (32,215)           --
Operating Expenses:
Selling, General and Administrative .....        917,351         181,200       1,449,269         191,220
Stock -based compensation ...............           --              --         1,884,781            --
Amortization - intangibles ..............        525,000            --         1,043,288
                                            ------------    ------------    ------------    ------------
Total operating expenses ................      1,442,351         181,200       4,377,338         191,220
                                            ------------    ------------    ------------    ------------

Operating (loss) income .................     (1,435,816)       (181,200)     (4,409,553)       (191,220)

Other income (expense):
    Amortization of deferred
          financing costs ...............       (222,975)           --          (445,949)           --
    Grant income ........................        310,979            --           387,939            --
    Misc income .........................          2,100            --             2,276            --
    Interest income -related party ......         26,552            --            26,552            --

    Interest expense ....................     (1,023,144)           --        (1,945,380)           --
    Interest expense - related party ....         (2,873)        (50,630)        (14,769)        (80,363)
                                            ------------    ------------    ------------    ------------
        Total other income (expense) ....       (909,360)        (50,630)     (1,989,331)       (80,363)
                                            ------------    ------------    ------------    ------------

Income (Loss) before provision for
    income taxes ........................     (2,345,176)       (231,829)     (6,398,883)       (271,583)

Provision for income taxes, net .........           --              --              --              --
                                            ------------    ------------    ------------    ------------

Net Loss ................................   $ (2,345,176)   $   (231,829)   $ (6,398,883)   $   (271,583)
                                            ============    ============    ============    ============

Earnings (loss) per share attributable to
  common shareholders - continuing
  operations ............................   $      (0.08)   $      (0.38)   $      (0.22)   $      (0.45)
Weighted average share of common
stock outstanding basic and dilutive ....     29,007,072         603,917      28,589,016         603,917



         The notes to the Condensed Financial Statements are an integral part of these statements.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 2007
                              AND 2006 (UNAUDITED)

                                                                   6/30/07          6/30/06
                                                                 ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................   $(6,398,883)   $  (271,583)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation ...............................................        84,983           --
    Amortization of deferred financing costs ...................       445,448         12,603
    Amortization of note discount ..............................       183,452         26,164
    Amortization of energy technology ..........................     1,043,288           --
    Issuance of equity securities for services .................     1,884,781         40,139
    Change in FMV of derivatives ...............................          --            3,302
    Changes in assets and liabilities:
        Accounts receivable ....................................        81,064           --
        Other current assets ...................................        75,776        (30,100)
        Deposits ...............................................      (724,706)          --
        Customer deposits ......................................     5,067,500           --
        Inventory ..............................................       452,119           --
        Other ..................................................        93,761           --
        Accounts Payable .......................................      (761,425)        (5,376)

        Accrued interest .......................................     1,229,322         53,609
        Deferred revenue .......................................        12,037           --
        Accrued expenses .......................................        46,800           --
                                                                   -----------    -----------
Net cash generated by (used by) operating activities ...........     2,815,317       (171,242)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash investment in unconsolidated subsidiaries ..............          --             --
    Cash outlay for property and equipment .....................      (846,900)       (20,000)
    Cash acquired from acquisition of subsidiaries .............     1,109,490           --
                                                                   -----------    -----------
Net cash provided by (used in) investing activities ............       262,590        (20,000)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings from related parties-short term .................        97,415        105,929
    Loans to related parties - related parties .................      (350,000)          --
    Issuance (repayment) of convertible debentures-related party       (98,890)        71,303

    Net proceeds from long-term convertible debentures .........          --        4,900,000
    Net proceeds from notes payable ............................       250,000
    Repayments on Notes Payable ................................    (2,902,158)          --
                                                                   -----------    -----------

Net cash (used in) provided by financing activities ............    (3,003,633)     5,077,232
                                                                   -----------    -----------

Increase (decrease) in cash ....................................        74,274      4,885,990
Cash at beginning of period ....................................     1,006,672           --
                                                                   -----------    -----------
Cash at end of period ..........................................   $ 1,080,946    $ 4,885,990
                                                                   ===========    ===========


         The notes to the Condensed Financial Statements are an integral part of these statements.

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GS AgriFuels Corporation ("GS AgriFuels" or "the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The consolidated entity was a development stage company in prior periods.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the period ended June 30, 2007, the accompanying consolidated financial statements include all accounts of GS AgriFuels Corporation and its wholly-owned subsidiaries, Mean Green BioFuels, Inc., NextGen Acquisition, Inc. and Sustainable Systems, Inc. from March 6, 2007 (date of acquisition) through June 30, 2007. All significant intercompany balances and transactions were eliminated in consolidation.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company accounts for its 10% investment in ZeroPoint Clean Tech, Inc. under the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investments. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint's industry as well as in the general economy. Based on management's assessment, the Company believes there is no impairment at June 30, 2007.

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

REVENUE RECOGNITION

We recognize revenue from the sale of equipment and seed commodity when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectible. Our sales terms primarily are FOB shipping point. The oil seed crushing facility recognizes revenue when the product is shipped to the customer via truck, railcar or customer pickup and the other criteria noted above are met. During the six months ended June 30, 2007, the oilseed crushing facility provided rebates to customers under a planting seed rebate program. Of the $159,000 in total rebates recorded as a reduction in gross revenues for the period ending June 30, 2007, $89,000 was provided to customers located in Montana. Rebates given to these customers were reimbursed to the company as part of training costs under the WIRED grant from the State of Montana during the quarter. The Company accounted for the rebates under EITF-01-9, which allows an exception to offsetting gross revenues for rebates when the seller receives a benefit for providing the sales incentive and the seller can reasonably estimate the benefit. As a result, the amount of rebates attributable to Montana customers have been recorded as training expense and have not been offset against revenue.

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

The carrying amount of accounts receivable has not been reduced by any valuation allowance as of June 30, 2007. The receivables in question are fairly new and it is management's view that 100% will be collected. Management will consider the need to establish a valuation allowance and review that allowance on a quarterly basis.

INVENTORIES

Equipment inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. These inventories consist of work in process used in our biodiesel production segment.

Inventory at the oilseed crush facility consists of seed commodity at the various stages of manufacture and is stated at the lower of cost or market, with cost being determined at average cost under a process-costing system. The commodity is valued based on the standard contract signed by all the growers plus the cost of crushing the seed. A physical inventory is performed monthly by measuring all the level in the tanks and bins during each stage. All the seed commodity is weighed on a scale that is state certified as it comes into the plant and as it leaves the plant in its final stage. The total Inventory at June 30, 2007 of $3,400,692 consisted of $319,182 in Raw Materials, $1,502,047 in
Work in Progress, $15,686 in Supplies and $1,563,777 in Finished Goods.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. The Company uses the straight line method for depreciation and depreciates its vehicles over a five year period, equipment over a 3-18 year period and lease hold improvements over a 15-20 year period. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized.

The $846,900 increase in property and equipment can be attributed to Sustainable's plant expansion in the amount of $403,725, increases in the following categories: office equipment of $1,460, machinery and equipment of $13,523, decorticator of $15,664as well as an increase of $412,528 related to the pretreatment system being constructed by NextGen Fuel. Depreciation expense for the six months ended June 30, 2007 and 2006 was $84,983 and $0, respectively, including $47,911 and $$0, respectively for plant depreciation included in Cost of Sales.

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

Intangibles with definite lives consist primarily of developed technologies, which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Based on management's assessment, the Company believes there is no impairment at June 30, 2007. Intangible assets with definite lives are amortized over their estimated useful or contract lives.

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

3.  STOCKHOLDERS EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock, 8,600,000 shares of undesignated preferred stock, 10,000,000 shares of Series C Preferred Stock and 400,000 shares of Series A Preferred Stock. The Company had agreed that no more than 1,037,350 shares of GS AgriFuels Preferred Stock will be issued, and that the Company will not issue any new preferred shares after the full conversion or other reduction of said 1,037.350 shares pursuant to the employment agreement signed with Tom Scozzafava). The Board of Directors is authorized to issue the undesignated preferred stock with any rights and preferences that the Board of Directors decides are appropriate. As of June 30, 2007, there were 29,007,072 shares of our common stock outstanding, 37,350 shares of our Series A Preferred Stock outstanding and no shares of our Series C Preferred Stock outstanding

COMMON STOCK

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

SERIES C PREFERRED STOCK

GS AgriFuels has 10,000,000 shares of Series C Preferred Stock authorized. The holders of the Series C Preferred Stock are entitled to convert the Series C Shares into 80% of the outstanding common stock at the time of conversion. On July 6, 2007, GreenShift converted its 6 million stock options (see below) by agreement into a total of 1,000,000 shares of the Company's Series C Preferred Stock. In addition, GreenShift transferred 378,653 shares of Series C Preferred Stock to Tom Scozzafava, in connection with his execution on July 6, 2007 of an Employment Agreement between GS AgriFuels and Tom Scozzafava, effective January 1, 2007. The Company accrued $54,526 in compensation expense for services performed under the employment agreement during the current period to be settled by the subsequent transfer of shares. In the employment agreement, GS AgriFuels agreed that no more than 1,037,350 shares of GS AgriFuels Preferred Stock will be issued, and that the Company will not issue any new preferred shares after the full conversion or other reduction of said 1,037,350 shares.

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

In conjunction with GS AgriFuel's October 30, 2006 issuance of convertible debentures to Cornell Capital, GS AgriFuels issued to Cornell Capital 540,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Cornell Capital Partners. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded a note discount of $1,079,460. The note discount is being amortized over the term of the debenture.

Summarized   information   about  GS  AgriFuels'   stock  options  and  warrants
outstanding at June 30, 2007 is as follows:

Weighted Average

                                      Number of Shares        Exercise Price
                                      ----------------        ---------------
Outstanding at January 1, 2007          7,665,000               $   2.35
Granted at fair value                     935,375                   5.50
Forfeited                                    --                       --
Exercised                                    --                       --
                                        ---------               ---------
Outstanding at June 30, 2007            8,060,375                   2.87

Summarized information about GS AgriFuels's stock options and warrants outstanding at June 30, 2007 is as follows:

  Exercise Prices           Number of Options   Weighted Average    Weighted Average                 Exercisable
                              Outstanding          Remaining        Exercise Price        Number of Options     Weighted Average
                                                Contractual Life                                                Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
$0.001                        1,125,000                5.00               0.001               1,125,000              0.001
$3.000                        6,000,000               10.00               3.000               1,200,000              3.000
$3.500                          534,500                5.00               3.500                 534,500              3.500
$7.000                          267,250                5.00               7.000                 267,250              7.000
$10.500                         133,625                5.00              10.500                 133,625             10.500
                             ----------                                                      ----------
                              8,060,375                                                       8,060,375

The fair value of each option  granted  during 2007 is  estimated on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:

                                                     2007
                                                    ------
Dividend yield                                         --
Expected volatility                                  150%
Risk-free interest rate                             4.53%
Expected life                                       5yrs.

                                       10
4.    ACQUISITIONS & MERGERS

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

In August 2006, GS AgriFuels entered into a Series A Preferred Stock Purchase Agreement with ZeroPoint Clean Tech, Inc. under which GS AgriFuels agreed to purchase 113,800 shares of Series A Preferred Stock, representing approximately 10% of the capital stock of ZeroPoint at a purchase price of $21.98 per share. In conjunction with the Agreement, ZeroPoint Clean Tech, Inc. also issued to GS AgriFuels 56,900 five year warrants to purchase ZeroPoint Clean Tech, Inc. common stock that are exercisable at $32.97 per share.

On October 18, 2006, GS Energy Corporation and GS AgriFuels Corporation executed an Agreement and Plan of Merger. Pursuant to the terms and conditions of the Merger Agreement, GS Energy will merge with and into GS Acquisition, Inc., a newly formed special purpose subsidiary of GS AgriFuels. As a result of the merger, GS Energy common stock shareholders will receive one (1) share of GS AgriFuels common stock in return for every one thousand (1,000) shares of GS Energy common stock held at the time of the closing of the Merger which equals approximately 2,500,000 shares of GS AgriFuels common stock. GreenShift Corporation, which owns preferred stock in GS Energy, will receive GS AgriFuels Series D Preferred Stock. The closing of the merger will occur after approval of the merger by the shareholders of GS Energy.

GS AgriFuels issued a $13,000,000 convertible debenture to Cornell Capital Partners and a $6,000,000 Senior Secured Term note to Stillwater Asset Backed Fund, LP, the proceeds both of which are detailed below. See Note 6 Financing Arrangements for additional details on the seller note due to the NextGen's former shareholders.

On January 16, 2007, GS AgriFuels executed an agreement with Fulton Biodiesel, LLC, a subsidiary of Homeland Energy Biofuels, LLC ("Homeland Energy") to form GS Fulton Biodiesel LLC ("GS Fulton Biodiesel"). The agreement calls for GS AgriFuels to own 80% of this company which will construct a ten million gallon per year biodiesel plant in Fulton, New York which will be the first commercial-scale facility in New York. GS Fulton Biodiesel and NextGen Fuel, Inc. are party to a settlement and services agreement that requires the payment of $660,000 to an engineering and design firm for technical services to be provided for the construction of the facility. As of December 31, 2006 NextGen Fuel, Inc. deposited $220,000 into an escrow account under the terms of this agreement. The engineering and design firm subsequently refused to accept payment and disputes certain provisions of the settlement and services agreement and the escrow amount was returned.

On September 13, 2006, GS AgriFuels, Inc. entered into a financing agreement with Sustainable Systems, LLC whereby AgriFuels would invest a total of $3,000,000 into the company for a 15% stake in the company. As of March 6, 2007, we had acquired an approximately 15% interest through advances of $2,000,00, accounted for under the cost method.

On March 6, 2007, GS AgriFuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc. The total negotiated purchase price was $12,657,093, to be paid as follows:
$100,000 in a short term note payable, notes payable issued to the sellers for $1,900,000, two convertible debenture issued to the sellers totaling $7,104,018, and $3,553,075 in GS AgriFuels' common stock at an agreed upon fair value of $4.50 per share. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion. The two $3.55 million debentures are due on the first anniversary of the closing and the second anniversary of the closing, respectively. The Company engaged a third party valuation expert who is in the process of determining the purchase price allocation. The excess of the purchase price over the net assets has been recorded as an estimate to Goodwill in the amount of $13,283,172 as of June 30, 2007 until the identifiable intangibles can be valued. GS AgriFuels' results of operations for the period include the results of operations of Sustainable Systems from March 6, 2007 through June 30, 2007.

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

5.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid during the six months ended June 30, 2007 and 2006 was $81,225 and $0, respectively. Non-cash investing activities relating to the acquisition of Sustainable Systems resulted in an increase in net assets of $12,657,093, acquired by issuance of notes payable of $100,000, issuance of common stock of $3,553,075 and the issuance of debentures in the amount of $9,004,018. Non-cash financing activities included the conversion of $260,000 in accounts payable (Sustainable promissory note - see Note 7).

6.   RELATED PARTY TRANSACTIONS

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

SHARE PURCHASE AGREEMENT WITH GREENSHIFT

On June 7, 2006, the Company acquired Mean Green BioFuels, Inc., a newly formed company, from GreenShift Corporation. At the closing, GreenShift Corporation surrendered to the Company 300,000 shares of the Company's Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green BioFuels shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631 and issued to GreenShift 1,000,000 shares of Series C Preferred Stock (which was subsequently converted into 26,000,00 shares of common). Since the combination was consummated between entities under common control, the transaction was accounted for at book value, and the amount of consideration paid over the book value of assets received of $1,950,601 was recorded as a reduction of paid in capital. Prior to the acquisition, the predecessor operations of Mean Green BioFuels, Inc. recorded an operating loss of $57,573 for the period from January 1, 2006 to May 23, 2006.

LOAN TO COMPANY FROM SEAWAY VALLEY FUND

On December 28, 2006, the Company issued to Seaway Valley Fund, LLC a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies received by the Company in January 2007 from Seaway Valley in the amount of $250,000. The terms of the Convertible Debenture are set forth in Note 6. The controlling member of Seaway Valley is the Company's President and CEO. This debenture and the accompanying accrued interest was paid in full on June 14, 2007.

OTHER RELATED PARTY TRANSACTIONS

In August 2006 GS Agrifuels paid a $200,000 deposit to Warnecke Design Service, Inc. for the purchase of a NextGen Fuel 10 million gallon per year biodiesel system. The total purchase price for this system is $3,200,000, and it is expected that GS Agrifuels will take delivery of the system in the third or fourth quarter of 2007.

NextGen Fuel, Inc. has an exclusive manufacturing agreement with Warnecke Design Service, Inc., for the design, fabrication, assembly, testing, and commissioning of NextGen Fuel's biodiesel production systems. During the six months ended June 30, 2007, the Company paid deposits under the manufacturing agreement totaling approximately $1,344,557 to Warnecke, and had work in process inventory of $1,502,048 and accounts payable and accrued expenses of $666,130 due to Warnecke at June 30, 2007. GreenShift Corporation, the Company's majority shareholder, is also the majority shareholder of GS Energy Corporation. Warnecke Design Service, Inc. is a wholly owned subsidiary of GS Energy Corporation.

See also the financing arrangements described in Note 7.

7.   FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of June 30, 2007:

Short-term borrowings:
     Short term loans/debenture - GreenShift ........   $     23,820
     Short term loans - affiliate ...................   $    206,125
                                                        ------------
             Total short-term borrowings ............   $    229,945

Convertible debentures, current portion:
       Convertible denture - Sustainable sellers ....              $
                                                           3,552,005

Long term convertible debentures:
     Convertible debenture - Cornell Capital Partners   $  1,949,631
     Convertible debenture - Cornell Capital Partners   $  5,500,000
     Convertible debenture - Cornell Capital Partners   $ 13,000,000

     Note discounts .................................   $   (858,508)
     Convertible debenture - Sustainable sellers ....   $  3,552,013
                                                        ------------
Total of long term convertible debentures ...........   $ 23,143,136

Long-term debt, current portion:
     Note payable - Stillwater ......................   $  4,044,000
     Note payable - NextGen sellers .................   $  4,029,437
     Note payable - Sustainable sellers .............   $  1,900,000
     Note payable - First Community Bank ............   $    729,016
     Note payable - Great Northern Development ......   $    100,000
     Note Payable - Sheridan Electric ...............   $    250,000
       Note payable - American State Bank ...........   $  1,350,000
                                                        ------------
         Total long-term debt, current portion ......   $ 12,402,453

Long-term debt, long term portion:
     Notes Payable - MT Dept of Agriculture .........   $    124,052
     Notes Payable - First Community Bank ...........   $    595,311
     Notes payable - Great Northern Development .....   $  1,035,518
                                                        ------------
     Total long-term debt, current portion ..........   $  1,754,881

The following chart is presented to assist the reader in analyzing GS AgriFuels' ability to fulfill its fixed debt service requirements as of June 30, 2007:

Year                             Amount
2007                           $10,680,164
2008                             5,452,005
2009                            24,001,644
2010                               631,662
2011                               124,052
Thereafter                       1,051,401
                               ------------
Total minimum payments due
under current and
long-term obligations          $41,940,928
                               ===========

SHORT TERM BORROWINGS - AFFILIATE

During the six months ended June 30, 2007, GS AgriFuels received $64,881 in short term loans from GreenShift Corporation. These loans bear interest at 8%, for which $6,802 in interest expense was accrued for the six months ended June 30, 2007. During the six months ended June 30, 2007, GS Agrifuels loaned
GreenShift $350,000. This non-interest bearing advance is reimbursable on demand. The total net principal amount due from GreenShift for short term loans was $153,891 as of June 30, 2007.

During the six months ended, GS CleanTech Corporation, a subsidiary of GreenShift Corporation, paid $206,125 on behalf of GS AgriFuels for services performed during that period. The total amount due to GS CleanTech Corporation was $206,125 as of June 30, 2007. These non-interest-bearing advances are reimbursable on demand. GreenShift is an approximate 80% shareholder of GS AgriFuels and is controlled by Kevin Kreisler, Chairman of GS AgriFuels.

CONVERTIBLE DEBENTURES ISSUED TO GREENSHIFT

On December 29, 2005, the Company issued an $187,995 convertible debenture in exchange for its outstanding liability to GreenShift Corporation. The $187,995 convertible debenture was due and payable on December 31, 2006, bearing interest at 8% per year, payable in cash or convertible into our common shares. Additions to the debenture through advances by GreenShift on behalf of the Company totaled $88,607 through December 31, 2006 for a balance of $276,602 on that date. On December 31, 2006, this debenture in the amount of $276,602 was renewed and has a new maturity date of December 31, 2007 with a fixed conversion price of $3.00. The number of issuable common shares upon conversion based on the terms of the original debenture was equal to the amount of the note divided by the average of the three lowest closing market prices of the stock during the thirty trading days preceding conversion, provided such issuance did not give GreenShift more than a 4.95% ownership of the Company. The company determined that the variable price conversion feature on the original debenture was an embedded derivative, and recorded a note discount and derivative liability of $104,657 at December 31, 2005. The note discount was fully amortized as of December 31, 2006. During the six months ended June 30, 2007, the Company repaid GreenShift $98,891 on the new debenture. In exchange for these payments, the principal balance due on these debentures was reduced to $177,711. For the six months ended June 30, 2007, interest expense of $6,366 for this obligation was incurred and accrued.

CONVERTIBLE DEBENTURES - CORNELL CAPITAL

In conjunction with the May 2006 Share Purchase Agreement with GreenShift, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to Cornell Capital Partners in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Cornell Capital Partners at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. For the six months ended June 30, 2007, interest expense of $96,680 for this obligation was incurred and accrued.

On June 7, 2006, Cornell Capital Partners LP ("Cornell") purchased a Secured Convertible Debentures in the principal amount of $5,500,000, for which the Company paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The Debenture carries an interest rate of 10%, and principal and interest on the Debenture are due at the maturity date of June 7, 2009. On October 30, 2006 GS AgriFuels sold to Cornell a Secured Convertible Debenture in the principal amount of $13 million. In conjunction with this financing, the Company paid a financing fee of $1,300,000, a structuring fee of $50,000, legal fees of $15,000, and received net proceeds of $11,635,000 that were used for the acquisition of NextGen Fuel, Inc. The Secured Convertible Debenture will mature on October 30, 2009. Principal and interest on these two Debentures may be converted into common stock by Cornell at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Cornell may acquire at any time is 4.99% of the outstanding common shares. If the bid price of company stock falls below the conversion price, GS AgriFuels has the right to redeem the Debenture by paying cash equal to 120% of the principal redeemed. GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Cornell to resell to the public any shares of GS

AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant. The registration rights agreement with Cornell Capital entitles Cornell to liquidated damages for failure to register, and Cornell has waived any liquidated damages due for failure to register. This is a one time waiver and Cornell retains its rights under the agreement for future periods. For the six months ended June 30, 2007, interest expense of $272,740 for this obligation was incurred and accrued.

As an inducement to the purchase of the June 2006 Debenture, GS AgriFuels issued to Cornell 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $30,375 value of the warrants as a discount to the note. The note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $5,021 for the six months ended June 30, 2007.

In consideration of Cornell's investment in the October 2006 Debenture, GS AgriFuels issued to Cornell a five year Warrant to purchase 540,000 common shares. The exercise price is $.001 or any lower price at which GS AgriFuels hereafter issues common stock to any third party. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded the $1,079,460 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. For the six months June 30, 2007, interest expense from the amortization of the note discount was $178,431. For the six months ended June 30, 2007, interest expense of $644,658 for this obligation was incurred and accrued.

Commencing on February 1, 2007, Cornell was entitled to convert into common stock up to $500,000 of the principal amount of the Debentures during any calendar month at a conversion price equal to 90% of the lowest daily Volume Weighted Average Price during the thirty trading days preceding conversion. However, GS AgriFuels may opt to redeem the portion of the Debentures offered for conversion in this manner by paying 120% of the amount converted. Cornell has not converted any portion of the Debentures into stock as of June 30, 2007.

The Debentures are secured by a pledge of all of GS AgriFuels's assets, including the capital stock of its subsidiaries: Mean Green BioFuels, Inc., Mean Green Biodiesel #1, Inc., Mean Green Biodiesel #2, Inc. and Mean Green Biodiesel #3, Inc. The subsidiaries of GS AgriFuels have pledged their assets to secure the Debentures.

GreenShift Corporation, the parent of GS AgriFuels, and certain affiliates of GreenShift Corporation (including GS CleanTech Corporation, GS Energy Corporation and Viridis Capital) have also pledged their assets to secure the Debentures and have guaranteed the Debentures due to Cornell.

CONVERTIBLE DEBENTURE - SEAWAY VALLEY FUND

On December 28, 2006, the Company issued to Seaway Valley Fund, LLC a Convertible Debenture due December 28, 2008 with a face amount of $250,000 for monies received in January 2007 by the Company from Seaway Valley in the amount of $250,000. The terms of the Convertible Debenture are the following: (i) an interest rate of eight percent (8%) payable, at the option of Seaway Valley, in cash or registered common stock in GS AgriFuels Corporation or any combination thereof; (ii) shall become due and be payable monthly commencing March 31, 2007, unless otherwise waived or deferred by Seaway Valley; (iii) payment in full or in part of principal plus accrued but unpaid interest shall be made only upon demand by Seaway Valley commencing April 31, 2007; (iv) any unpaid balance, at the option of Seaway Valley, shall become immediately due and payable without notice or demand in the event of default, and (v) any accrued and unpaid interest shall be convertible upon demand of Seaway Valley into registered shares of common stock equal to the lower of: (a) $3.00 per share; or (b) the lowest convertible debenture conversion price, preferred, common or any other class of stock or convertible security issuance price, or warrant or option issuance price, issued from December 28, 2006 until the time of conversion(s); or (c) 100% of the closing market price as of December 28, 2006 provided that any such conversion price shall not trigger a lowering of the conversion price of any convertible debenture(s) outstanding at December 28, 2006. This debenture and the accompanying accrued interest in the amount of $7,726 were paid in full during the six months ending June 30, 2007. The controlling member of Seaway Valley is the Company's President and CEO.

DEMAND NOTE:  STILLWATER ASSET-BASED FUND, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million. In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used

$4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to Warnecke Design Service, Inc. (a subsidiary of GS Energy, who is also owned by the Company's parent, GreenShift Corporation), and repaid GreenShift $141,580 for amounts paid by GreenShift in connection with the NextGen Fuel, Inc. Acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. All amounts of principal and interest not previously satisfied will be due on December 31, 2007. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by GS AgriFuels and by the following affiliates:
GreenShift Corporation, GS Energy Corporation, GS CleanTech Corporation, NextGen Fuel Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the six months ending June 30, 2007, interest expense of $517,810 for this obligation was incurred.

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

NOTE AND CONVERTIBLE DEBENTURE - SUSTAINABLE SYSTEMS SELLERS

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, and canola and other high value vegetable oils. The purchase price was proximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two approximately $3.55 million debentures were issued to the selling shareholders totaling $9,004,018.

The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion, which is expected to be completed in the first quarter of 2008. It accrues interest at 5% per annum to be paid on a pro-rated basis at maturity. For the six months ending June 30, 2007, interest expense of $30,192 for this obligation was incurred and accrued.

One of the convertible debentures for approximately $3.55 million is due on the first anniversary of the closing. The other, also for approximately $3.55 million, is due on the second anniversary of the closing. The debentures accrue interest at 5% per annum and are to be paid on a pro-rated basis on each relevant maturity date. The convertible debentures are convertible into the Company's common stock at the option of the holder any time after each of their respective maturity dates at a rate equal to the volume weighted average price of the common stock for the 20 trading days prior to any such date of conversion, with a minimum conversion price of $4.50. If at the time of conversion the market price of the Company's common stock is less than $4.50, the difference between that stock price and $4.50 will be multiplied by the number of shares due and that amount will be paid in cash. The convertible debentures may be redeemed with cash by the Company at any time prior to conversion by the holder without penalty. The Company's obligations under the Note and the convertible debentures are secured by the Company's Sustainable common stock holdings. For the six months ending June 30, 2007, interest expense of $112,886 for these obligations was incurred and accrued.

INVENTORY FINANCING - SUSTAINABLE SYSTEMS

On February 5, 2007, Sustainable Systems, Inc., prior to becoming a subsidiary of GS AgriFuels, entered into an inventory financing agreement for $1,800,000 with American State Bank. The Agreement allows American State

Bank a security interest in all inventory and any accounts acquired after the agreement was signed. The Agreement accrues interest at a rate of 10% per annum. Monthly payments consist only of interest as of June 30, 2007 and Sustainable began making payments toward the principal in May 2007. All amounts of principal and interest remaining will be due on September 1, 2007. For the six months ending June 30, 2007, interest expense of $110,065 for these obligations was incurred of which $57,575 was accrued.

NOTE PAYABLE - SUSTAINABLE SYSTEMS

On September 25, 1998, Sustainable Systems, Inc., prior to becoming a subsidiary of GS AgriFuels, signed a note payable for $1,381,733 with First Community Bank. The note is secured by an interest in all the assets of

Sustainable including the accounts receivable. The note accrues interest at a rate of 7.68% per annum. Monthly payments consist of principal and interest and a final payment will be due on September 25, 2013. For the six months ending June 30, 2007, interest expense of $33,377 for these obligations was incurred.

NOTES PAYABLE - SUSTAINABLE SYSTEMS

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. All notes accrue interest at the rate of 3% per annum with payments of principal and interest beginning March 6, 20011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the six months ending June 30, 2007, interest expense of $1,846 for these obligations was incurred and accrued.

Sustainable has signed four notes with Great Northern Development with balance at June 30, 2007 of $1,165,019. Three of the notes totaling $440,857 at June 30, 2007 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $11,301 and $129,556 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $300,000 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of February 15, 2016. The fourth note for $724,162 accrues interest at the rate of 5% per annum with payments of principal only thru November 2007 and principal and interests payments until the maturity date of November 15, 2010. For the six months ending June 30, 2007, interest expense of $31,561 for these obligations was incurred.

DEMAND PROMISSORY NOTE - SUSTAINABLE SYSTEMS

On June 4, 2007, Sustainable Systems, Inc. issued an unsecured demand promissory note in the amount of $250,000 with Sheridan Electric Co-Op, Inc. in exchange for the same amount of pre-existing accounts payable to the holder. The note accrues interest at a rate of 6% per annum. Monthly payments are due in the amount of $1,500 starting June 1, 2007 and shall continue until March 1, 2010. Each payment shall first be applied to the accrued interest and then to the principal balance. For the six months ending June 30, 2007, interest expense of $1,250 for these obligations was incurred.

8.  GOVERNMENT GRANTS

On September 28, 2006, Sustainable Systems was awarded a $700,000 Workforce Innovation in Regional Economic Development (WIRED) grant from the Montana Department of Commerce (MDOC). This grant reimburses the Company for expenses related to training employees in gaining skills and competencies needed to obtain or upgrade employment skills in high growth industries or economic sectors. The Company is required to provide to the MDOC detailed documentation regarding the projected training costs, a hiring and training plan as well as a commitment to provide the resources necessary for the completion of the training project. Sustainable Systems will not obligate or utilize funds for any activities provided for by the grant until the Company submits evidence to MDOC showing evidence of the firm commitment of the other resources necessary for the completion of the project per the WIRED application that was approved by MDOC. All project funding had to be fully committed and available and the project had to be ready to proceed within six months of the award of the grant (in April
2007). MDOC will evaluate Sustainable System's progress a year from the contract date.

In November 2005, Sustainable Systems was awarded a $100,000 grant for the research and development of a hydraulic fluid technology from Montana grown oil seed crops from the Montana Board of Research and Commercialization Technology (MBRCT). The grant provides funding to the Company for the development or commercialization of new technology resulting from the grant within the State of Montana. The Company agrees to use the funds to develop the hydraulic fluid project, and create the agro-economics necessary to begin processing linoleic safflower seed variety needed to produce the Company's BioSeal product. The original grant terminated on October 26, 2006 but was renewed for an additional year. The Company is required to provide to the MBRCT quarterly financial statements and progress reports.

Sustainable recognized $387,939 in grant income under the above grants, WIRED $370,977 and MBRCT $16,962 during the period from March 6, 2006 (date of acquisition) to June 30, 2007.

9.  SUBSEQUENT EVENTS

In July 2007, the Company entered into a Management Services Agreement with GreenShift Corporation under which GreenShift agreed to provide management services. The agreement is for a term of five years and provides for GreenShift to receive $150,000 per year payable for the management services. Is addition, to the extent that GreenShift's staff provides services including management, accounting and other general administrative services, GS AgriFuels will pay for such services at a rate equal to GreenShift's cost plus 15% to provide such services (the "G&A Services"). All fees shall be either, at GreenShift's sole option, accrued or paid in the form of shares of common stock until such time as GS AgriFuels generated sufficient positive cash flows to support cash payment of said amounts. Additionally, GS AgriFuels shall reimburse GreenShift in cash for reasonable and customary expenses incurred by GreenShift with third party vendors during its performance under the Management Services Agreement.

On July 6, 2007, GreenShift converted its 6 million stock options into a total of 1,000,000 shares of the Company's Series C Preferred Stock.

On July 6, 2007, GS AgriFuels signed an Employment Agreement with Tom Scozzafava with an effective date of January 1, 2007. Under the terms of this agreement, Tom Scozzafava has been employed by GS AgriFuels as its President and Chief Executive Officer. The agreement is for a term of five years and shall be automatically renewed for additional one-year terms until either party gives at least a sixty date written notice of termination. Under the terms of the agreement, Mr. Scozzafava shall be paid an annual salary of $150,000 and will be eligible to fully participate in all benefit plans maintained by GS AgriFuels. The salary will be paid in registered shares of common stock until GS AgriFuels has sufficient cash flow to support payment of the salary in cash, at which time Mr. Scozzafava may opt for payment in cash or in stock. The salary will increase to $250,000 per year if GS AgriFuels completes an equity financing for $25,000,000 at a per share valuation of $3.00 or greater. In connection with the execution of the Employment Agreement, GreenShift Corporation assigned to Mr. Scozzafava 378,653 shares of GS AgriFuels' Series C Preferred Stock. The Company accrued $54,526 in consulting fees related to this transfer of shares. For the six months ended June 30, 2007, Mr. Scozzafava received $57,692 as compensation for past services.

On July 6, 2007, the Company entered into an Exclusive License Agreement with GS CleanTech Corporation ("Licensor") that was effective January 1, 2007 whereby GS AgriFuels has been granted an exclusive license ("License Grant") to use GS CleanTech's corn oil extraction technology ("COES"), any patent rights pertaining to the COES and the technology, inventions and equipment inherent in the COES for use in the production and sale of fuels derived from biomass or its precursors. GS AgriFuels shall pay the Licensor a one-time license fee equal to $0.05 per gallon of installed and commissioned corn oil production capacity upon the commissioning of each extraction system. GS AgriFuels shall also pay to the Licensor a royalty fee equal to the greater of either $0.10 per gallon of corn oil extracted as long as the COES system extracts oil or 3% of GS AgriFuels' gross sales deriving from the sale of biodiesel produced from corn oil. This royalty shall be paid in cash on a monthly basis commencing 30 days after the commissioning of each relevant COES system. In the event the Licensor finances and commissions any extraction systems, the Licensor is to retain the right to purchase and sell the extracted corn oil to any third party up until the time GS AgriFuels commences its own biodiesel production at which time GS AgriFuels shall purchase the corn oil on a take or pay basis at a rate equal to 75% of the then-prevailing preceding month's average spot diesel price until such time as GS AgriFuels purchases each relevant extraction systems from Licensor at a rate equal to Licensors cost plus 20%, pays the COES License Fee and begins paying the royalty fee. In the event the GS AgriFuels finances and commissions any extraction systems, the Company shall pay the applicable COES License Fee and royalty after a cumulative of 5 million gallons of corn oil derived from biodiesel have been sold and continue to be sold. The License Agreement also provides that GS AgriFuels shall exclusively purchase all equipment and components central to the initial and ongoing application of the COES and retain Licensor to provide design-build, process engineering and ongoing technical services relating to the design, construction and ongoing operation of all processing facilities based on the COES and all Company biodiesel and related processing facilities on a cost plus 20% basis. GS CleanTech Corporation is a subsidiary of GreenShift Corporation, which is the majority shareholder of GS AgriFuels.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

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

GS AgriFuels is currently developing several sites for the construction of our planned production facilities. Most of our planned facilities will have an initial nameplate capacity of five (5) or ten (10) million gallons of biodiesel production and potentially five (5) million gallons of ethanol, methanol and/or synthetic diesel production derived from biomass gasification and gas-to-liquid technologies. GS AgriFuels' production plans are based on leveraging technology and/or geography to establish a feedstock procurement advantage. We intend to accomplish this by: (i) co-locating agrifuels production assets directly at or in proximity to our facility's source of biomass feedstock, such as an animal processing facility or an oil seed crushing facility, and/or (ii) by taking advantage of technologies that enable us to obtain and process feedstocks that other producers cannot process, such as the corn ethanol co-product known as distillers dried grain. Our long-term production plans are to build a large number of smaller, strategically placed or "distributed" production facilities at or in proximity to the plants' source of feedstocks. Finally, the Company also has and intends to continue to acquire existing production assets and upgrade these assets through the implementation of one or more proprietary technologies.

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

Key recent developments include:

     >> Acquisition of Biodiesel Technology Provider. In October 2006, the Company completed the acquisition of biodiesel technology provider, NextGen Fuel, Inc., which has developed and begun commercialization of a proprietary, patent-pending continuous flow biodiesel system. The systems, which include both direct and transesterification, are skid mounted and can produce five (5) million or ten (10) million gallons per year;

     >> Sales of Biodiesel Production Equipment. The Company has executed a number of contracts to sell NextGen's biodiesel production systems to various clients;

     >> Acquisition of Production Rights to Corn Oil Extraction Systems. In July 2007, the Company entered into an agreement with an affiliate, GS CleanTech Corporation, to obtain the exclusive biodiesel production rights for corn oil extracted through the utilization of GS CleanTech's patent-pending Corn Oil Extraction Systems ("COES");

     >> Acquisition of Feedstock. The Company has executed agreements for the purchase of more than 33 million gallons per year of hedged crude corn oil from ethanol facilities at rates equal to about 50% of diesel spot prices;

     >> Development of Biodiesel Production Facilities. The Company has completed preliminary engineering and permitting activities for biodiesel production sites in Fulton, New York and Memphis, Tennessee and we are currently in various stages of negotiations to deploy a number of majority-owned corn oil biodiesel production facilities on-site at several existing ethanol facilities in the Mid-Western U.S.;

     >> Acquisition of Oilseed Crush Facility. In March 2007, the Company acquired 100% of the outstanding stock of Sustainable Systems, Inc., a developer of oilseed crush facilities with currently one plant in operation in Culbertson, Montana that is currently expanding its oilseed extraction and vegetable oil refining capability from 300 tons per day to 600 tons per day. Management intends to locate biodiesel production and other biomass-derived energy and fuels production capability on-site at this facility;

     >> Investment in ZeroPoint Clean Tech, Inc. In August 2006, the Company made a strategic investment in the development stage company ZeroPoint Clean Tech, Inc., which is developing for commercialization a range of technologies related to biomass gasification, gas-to-liquid, and water evaporation among others; and

     >> Distribution Agreement with ZeroPoint Clean Tech, Inc. In conjunction with the investment in ZeroPoint, the Company entered into a reciprocal sales and marketing agreement whereby ZeroPoint acquired the worldwide, non-exclusive rights to market and sell certain of our technologies, and GS AgriFuels acquired the exclusive use and marketing rights for ZeroPoint's patent pending gasification and gas-to-liquids technology in the North American ethanol industry.

BUSINESS RISK FACTORS

     You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

                       I. Risks attendant to our business

We may be unsuccessful at developing profitable facilities.

GS AgriFuels was a start-up company up until the second quarter of 2007. Only in June 2006 did we obtain the funds necessary to initiate operations. Before we begin to generate revenue, we will have to obtain sites for our facilities, obtain the necessary permits and licenses to construct the facilities, retain qualified contractors, engineers and architects, employ a qualified staff, and obtain the business relationships necessary to insure a supply of raw materials and a market for our end product. Many factors could cause our efforts to be defeated, including both factors that we already anticipate and factors that may surprise us.

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

                      II. Risks attendant to our management

Our business development would be hindered if we lost the services of our Executive Officers.

Thomas Scozzafava and Kevin Kreisler are the Chief Executive Officer and Chief Financial Officer, respectively, of GS AgriFuels. Together they are responsible for strategizing not only our business plan but also the means of financing it. If either of these officers were to leave GS AgriFuels or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of GS AgriFuels until a suitable replacement for the departed officer could be retained.

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

GS AgriFuels has sold to Cornell Capital Partners a series of Convertible Debentures that Cornell Capital may convert into shares of common stock. The Debentures are convertible at $3.00 per share, although under certain circumstances they may also be converted at 90% of the market price at the time of conversion. Cornell Capital Partners may also acquire 1,665,000 of the shares by exercising a Warrant to purchase shares at $0.001 per share. It is possible that resale of shares by Cornell Capital Partners may reduce the market price for GS AgriFuels common stock.

Existing shareholders may experience significant dilution from our issuance of shares to the holders of our convertible debentures.

We have issued convertible debentures to a number of entities in order to finance the development of our business. The issuance of shares on conversion of these debentures or on exercise of the warrants issued to Cornell Capital Partners will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue if the debentures are converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing stockholders would experience greater dilution.

             IV. Risks attendant to the market for our common stock.

There is a very limited market for our common stock.

Only a very small portion of our outstanding shares are held by persons who are not affiliated with GS AgriFuels. For that reason, there is a very limited market for our common stock. On most days its trading volume is only a few thousand shares. If a more substantial market for our stock does not develop, shareholders may find it difficult to sell their shares when they wish to do so.

The volatility of the market for GS AgriFuels common stock may prevent a shareholder from obtaining a fair price for his shares.

GS AgriFuels at the present time has few shares held by persons who are not affiliated with GS AgriFuels and only a very small number of market makers. As a result, the market price for our common stock is volatile. It seldom trades, and when it does, the price may increase or decrease by 25% in one day. Unless and until the market for our common stock grows and stabilizes, the common shares you purchase will remain illiquid. A shareholder in GS AgriFuels who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

All of the Company's revenues during the three months ended June 30, 2007 were produced by its subsidiary Sustainable Systems, Inc., which operates an oilseed crushing facility in Culbertson, Montana. Likewise all of the reported cost of revenues was attributable to expenses incurred by Sustainable Systems. The
Company acquired control of Sustainable Systems on March 6, 2007 and has consolidated the financial results of Sustainable Systems only from that date forward.

During the three months ended June 30, 2007, the Company incurred operating expenses totaling $1,442,350 as compared to $181,200 for the three months ended June 30, 2006. Operating expenses for the three months June 30, 2007 as compared to 2006 was composed of $917,351 and $181,200, respectively, in selling, general and administrative expenses and $525,000 and $0, respectively, due to the amortization of intangibles.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

GS AgriFuels was a shell company, without any business operations, from 2003 until June 2006. During that time, its expenses consisted of (a) administration expenses, and (b) write-offs of assets remaining from the business that it operated prior to 2003.

All of the Company's revenues during the first six months of 2007 were produced by its subsidiary, Sustainable Systems, Inc., which operates an oilseed crushing facility in Culbertson, Montana. Likewise all of the reported cost of revenues was attributable to expenses incurred by Sustainable Systems. The Company acquired control of Sustainable Systems on March 6, 2007 and has consolidated the financial results of Sustainable Systems only from that date forward.

The operations of Sustainable Systems in the period from March 6, 2007 (date of acquisition) through June 30, 2007 produced a negative gross margin. The primary reason for the loss was due to approximately $159,000 n rebates provided to customers during the period.

Our operating expenses during the first six months of 2007 consist of:

     o    $1,449,269  in  selling,   general  and   administrative   expense.  A
          considerable portion of this expense is attributable to legal, consulting and accounting expenses that we are incurring as we make acquisitions and otherwise develop our business operations. We expect these expenses will continue to be high for the foreseeable future, as our business plan contemplates additional acquisitions and other projects that will require professional assistance.

     o $1,884,781 in stock-based compensation. We realized this expense because we issued performance-based stock options to certain employees and members of management of Sustainable Systems in connection with our acquisition of that subsidiary. Because we intend to devote our cash resources to our construction and development activities, it is likely that we will use our equity for compensation purposes from time to time and so incur stock-based compensation expense.

     o $1,043,288 due to amortization of intangibles, specifically the energy technologies that we have invested in. The asset, valued at $13,300,000 as of June 30, 2007, is being amortized over seven years with the result that we will incur $525,000 amortization expense during each quarter until October 2011.

Our operations, therefore, produced a net operating loss of $4,409,553 for the six months ended June 30, 2007. In addition, however, we incurred other expenses totaling $1,989,331 primarily as a result of the financings that we have made during the past twelve months.

At June 30, 2007 we had outstanding a total of $41,226,296 in interest-bearing debt. The interest that we incurred on those obligations in the first six months of 2007 totaled $1,776,695. In addition, certain of the instruments were accompanied by warrants or options when they were issued, which must also be separately valued for financial accounting purposes. For the six months ended June 30, 2007, amortization of the resulting debt discounts resulted in expense of $183,452, which is included in Interest Expense in the accompanying Statements of Operations. In addition, for the six months ended June 30, 2007, the amortization of deferred financing costs resulted in an expense of $445,449.

Our net loss for the six months ended June 30, 2007 totaled $6,398,883. We anticipate that we will continue to incur losses for the immediate future until
(a) we begin to realize revenue from sources other than Sustainable Systems, and
(b) we are able to finance our debts so as to alleviate the current high level of debt finance charges.

LIQUIDITY AND CAPITAL RESOURCES

Although we incurred a net loss of $6,398,883 during the six months ended June 30, 2007, our operations produced $2,815,317 in net positive cash. This apparent anomaly is attributable to the fact that we received $5,067,500 in customer deposits during the period to bring the total amounts deposited with us as of June 30, 2007 to $6,722,250. These deposits provided us the cash necessary to sustain our operations. On the other hand, the use of that cash to sustain operations to date means that the revenue we will realize when we fulfill the contracts with those customers will not be matched by equivalent cash flow. As a result, we will have to find other sources of cash to sustain us as we fulfill those contracts in future months.

The Company's aggregate debt service obligations at June 30, 2007 are shown in the following table:

-------------------------------------- ------------------ ----------------- ----------------- ----------------- ---------------
Contractual                            Total              Less Than                                                 Over
Obligations                                                 1 Year          1-3 Years         4-5 Years            5 Years
-------------------------------------- ------------------ ----------------- ----------------- ----------------- ---------------
Cornell Capital Partners               20,449,631               -0-           7,449,631       13,000,000              -0-
-------------------------------------- ------------------ ----------------- ----------------- ----------------- ---------------
Stillwater                               4,044,000          4,044,000             -0-               -0-               -0-
-------------------------------------- ------------------ ----------------- ----------------- ----------------- ---------------
Next-Gen Sellers                         4,029,437          4,029,437             -0-               -0-               -0-
-------------------------------------- ------------------ ----------------- ----------------- ----------------- ---------------
Sustainable Sellers                      9,004,018          5,452,005         3,552,013             -0-               -0-
-------------------------------------- ------------------ ----------------- ----------------- ----------------- ---------------
Other                                    4,763,843          2,179,945            701,662           124,052      1,758,184
-------------------------------------- ------------------ ----------------- ----------------- ----------------- ---------------
Total                                  42,290,929         15,705,387        11,703,306        13,124,052        1,758,184
-------------------------------------- ------------------ ----------------- ----------------- ----------------- ---------------


At June 30, 2007, GS AgriFuels had current assets totaling $7,125,510 and had current liabilities totaling $26,848,767, resulting in a working capital deficit of $19,723,257. Of that shortfall, $6,722,250 was attributable to customer deposits, which will be recognized upon delivery or completion of the project for the customer. In addition, $16,132,169 was attributable to notes and debentures due within the next twelve months. We expect to be able to refinance or defer payment of a large portion of that debt. For these reasons, we believe that our working capital is sufficient to fund our operations as currently constituted for the next twelve months.

Management expects the construction of GS AgriFuels' first four facilities, corresponding to up to 30 million gallons per year of fuel production, will require a total of about $75.0 million, consisting of about $70.0 million in capital costs and about $5.0 million in working capital. At the current prices for biodiesel, annual production of 30 million gallons of biodiesel would generate an estimated $90 million in annual revenue, and management expects that GS AgriFuels would realize $20.0 million in pre-tax net income on that revenue. However, the accuracy of those estimates will depend on the market price of biodiesel at the time we initiate production. If competition reduces the market price of alternative fuels, the resulting shortfall in meeting our revenue estimates will cause an equivalent shortfall in meeting our gross profit estimate. In that event, we could find ourselves unable to service our debt.

At the present time, GS AgriFuels has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION FOR ACQUISITIONS

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company as if the Sustainable acquisition had occurred on January 1, 2007. The unaudited pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company. Summarized unaudited pro forma consolidated results were as follows:

                        For the three months ended      For the six months ended
                                 June 30,                         June 30,
                           2007             2006           2007             2006
                        ----------------------------------------------------------
Revenues .............   $ 1,882,946    $         0    $ 3,745,897    $         0
Net loss applicable to
common shareholders ..    (3,906,673)      (231,829)    (6,245,080)      (271,583)

Basic loss per share .   $     (0.13)   $     (0.38)   $     (0.22)   $     (0.45)

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing FAS No. 159 and have not yet determined the impact that the adoption of FAS No. 159 will have on our results of operations or financial position, if any.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157 Fair Value Measurements. This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al, which action was filed in the Supreme Court of the State of New York. The verified complaint, which also names the Company and certain of its affiliates, seeks performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of our recently acquired NextGen Fuel, Inc., subsidiary. The Company has responded to the verified complaint and denies any liability.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

         (c) Unregistered sales of equity securities

         None.

         (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION: EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

On July 6, 2007, GS AgriFuels signed an Employment Agreement with Tom Scozzafava with an effective date of January 1, 2007. Under the terms of this agreement, Tom Scozzafava has been employed by GS AgriFuels as its President and Chief Executive Officer. The agreement is for a term of five years and shall be automatically renewed for additional one-year terms until either party gives at least a sixty date written notice of termination. Under the terms of the agreement, Mr. Scozzafava shall be paid an annual salary of $150,000 and will be eligible to fully participate in all benefit plans maintained by GS AgriFuels. The salary will be paid in registered shares of common stock until GS AgriFuels has sufficient cash flow to support payment of the salary in cash, at which time Mr. Scozzafava may opt for payment in cash or in stock. The salary will increase to $250,000 per year if GS AgriFuels completes an equity financing for $25,000,000 at a per share valuation of $3.00 or greater.



ITEM 5. OTHER INFORMATION: EMPLOYMENT AGREEMENT WITH
        CHIEF EXECUTIVE OFFICER (Continued)

In connection with the execution of the Employment Agreement, GreenShift Corporation assigned to Mr. Scozzafava 378,653 shares of GS AgriFuels' Series C Preferred Stock. In the Employment Agreement, GS AgriFuels agreed that no more than 1,037,350 shares of GS AgriFuels Preferred Stock will be issued, and that it will not issue any new preferred shares after the full conversion or other reduction of said 1,037,350 shares.



ITEM 6.  EXHIBITS:

10.1 Employment Agreement date July 6, 2007 among GreenShift Corporation, GS AgriFuels Corporation and Thomas W. Scozzafava.

10.2 Management Services Agreement dated July 6, 2007 between GS AgriFuels Corporation and GreenShift Corporation.

10.3 Exclusive License Agreement dated January 9, 2007 between GS CleanTech Corporation and GS AgriFuels Corporation.

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

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

GS AGRIFUELS CORPORATION

By:           /S/       THOMAS SCOZZAFAVA
              ---------------------------
                        THOMAS SCOZZAFAVA
                        Chief Executive Officer



By:           /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KREISLER
                        Chief Financial Officer

Date:         August 14, 2007