Form 10QSB
period 2007-09-30
GS AGRIFUELS CORP
filed 2007-11-14
CIK 1120802

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                         COMMISSION FILE NO.: 001-16207



                            GS AGRIFUELS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             98-0226479
--------------------------------------------------------------------------------
(State of other jurisdiction of                                     IRS Employer
incorporation or organization)                               Identification No.)


One Penn Plaza, Suite 1612, New York, New York                          10119
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


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

The number of outstanding shares of common stock as of November 14, 2007 was 29,024,572

Transitional Small Business Disclosure Format:  Yes      No X
                                                   ---     ---


                            GS AGRIFUELS CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

                                                                                                            Page No
Part I            Financial Information

Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet -  September 30, 2007 (unaudited)...................................4
                  Consolidated Statements of Operations - for the Three and Nine Months Ended
                    September 30, 2007 (unaudited) and 2006 (unaudited)..........................................6
                  Consolidated Statements of Cash Flows - for the Nine Months Ended
                    September 30, 2007 (unaudited) and 2006 (unaudited)..........................................7
                  Notes to Consolidated Financial Statements.....................................................8
Item 2.           Management's Discussion and Analysis .........................................................23
Item 3.           Controls and Procedures.......................................................................32

Part II           Other Information

Item 1.           Legal Proceedings.............................................................................33
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................33
Item 3.           Defaults upon Senior Securities...............................................................33
Item 4.           Submission of Matters to a Vote of Security Holders...........................................33
Item 5.           Other Information ............................................................................33
Item 6.           Reports on Form 8K............................................................................33

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 2007 (UNAUDITED)
ASSETS
Current assets:
   Cash ..........................................................................   $    583,945
   Accounts receivable, net of allowance for doubtful accounts of $25,000 ........        825,610
   Loans due from affiliates .....................................................        568,958
   Loans receivable ..............................................................         78,000
   Interest receivable- affiliate ................................................         36,508
   Inventory .....................................................................      1,577,229
   Costs/earnings in excess of billings ..........................................        972,795
   Deposits ......................................................................        287,161
   Other current assets - related party ..........................................         68,602
                                                                                     ------------
            Total current assets .................................................      4,998,808
                                                                                     ------------
Property and equipment, net ......................................................      5,372,106

Other Assets:
   Intangible assets, net ........................................................     12,775,000
   Deferred financing costs, net .................................................      1,416,742
   Investments in unconsolidated subsidiaries, at cost ...........................      2,501,324
   Goodwill, net .................................................................     18,643,485
   Other assets ..................................................................         60,475
                                                                                     ------------
       Total other assets ........................................................     35,397,026
                                                                                     ------------
TOTAL ASSETS .....................................................................   $ 45,767,940
                                                                                     ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Due to affiliates .............................................................   $    721,936
   Accrued interest payable - affiliate ..........................................         28,678
   Accounts payable and accrued expenses .........................................      3,549,245
   Accrued interest payable ......................................................      2,612,973
   Income taxes payable ..........................................................        253,331
   Deferred revenue ..............................................................         17,751
   Customer deposits .............................................................        805,500
   Current portion of notes payable ..............................................     10,740,032
   Current portion of convertible debentures .....................................      3,552,005
   Debenture payable - related party .............................................        200,684
                                                                                     ------------
       Total current liabilities .................................................     22,482,135
                                                                                     ------------
   Note payable ..................................................................      2,165,169
   Convertible debentures, net of current portion and discount ...................     23,236,382
                                                                                     ------------
       Total long term liabilities ...............................................     25,401,551
                                                                                     ------------
       Total liabilities: ........................................................     47,883,686
                                                                                     ------------
Stockholders' equity:
   Convertible preferred stock, $0.0001 par value, 10,400,000 shares authorized:
     Series A:  400,000 shares authorized and 37,350 shares issued and outstanding              4
     Series C:  10,000,000 shares authorized, 1,000,000 issues and outstanding ...            100
   Common stock, $0.0001 par value, 100,000,000 authorized;
   29,024,572 shares issued and outstanding ......................................          2,902
   Additional paid-in capital ....................................................      8,486,835
   Accumulated deficit ...........................................................    (10,605,587)
                                                                                     ------------
     Total stockholders' equity (deficit) ........................................     (2,115,746)
                                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................   $ 45,767,940
                                                                                     ============



                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                           Three Months Ended             Nine Months Ended
                                                                 September 30                  September 30
                                                   --------------------------    --------------------------
                                                         2007            2006            2007          2006
                                                   --------------------------    --------------------------

Revenue ......................................   $  9,203,674    $       --      $ 11,484,763    $       --
Cost of revenues .............................      5,260,581            --         7,573,885            --
                                                 ------------    ------------    ------------    ------------
  Gross Profit ...............................      3,943,093            --         3,910,878            --

Operating expenses:
Selling, general and administrative expenses..        777,062         202,262       2,219,619         378,166
Stock based compensation .....................         13,123            --         1,897,904            --
  Amortization - Energy Technology ...........        525,000            --         1,575,000            --
                                                 ------------    ------------    ------------    ------------
     Total operating expenses ................      1,315,185         202,262       5,692,523         378,166
                                                 ------------    ------------    ------------    ------------

Operating income (loss) ......................      2,627,908        (202,262)     (1,781,645)       (378,166)

Other income (expense):
  Amortization of deferred financing fees ....       (231,585)        (50,000)       (677,534)        (62,603)
  Change in value of derivatives .............           --           (15,273)           --           (17,396)
  Grant income ...............................        127,303            --           515,242            --
  Miscellaneous income .......................          9,666            --            11,943            --
  Interest Income - related party ............          8,848            --            35,400            --
  Interest expense ...........................     (1,074,320)       (102,009)     (3,019,700)       (182,962)
  Interest expense - related party ...........           --              --           (14,769)           --
                                                 ------------    ------------    ------------    ------------
     Total other (expense)/income, net .......     (1,160,088)       (167,282)     (3,149,418)       (262,961)
                                                 ------------    ------------    ------------    ------------
Income (Loss) before provision for
    income taxes .............................      1,467,820        (369,544)     (4,931,063)       (641,127)

(Provision for)/Benefit from income taxes ....       (253,331)           --          (253,331)           --
                                                 ------------    ------------    ------------    ------------
Net income (loss) ............................   $  1,214,489    $   (369,544)   $ (5,184,394)   $   (641,127)
                                                 ============    ============    ============    ============
Common share, basic and diluted
Income (loss) per share from operations ......   $       0.04    $      (0.17)   $      (0.18)   $      (0.56)
                                                 ============    ============    ============    ============
Weighted average share of common stock
  outstanding, basic and diluted .............     29,012,905       2,217,500      28,589,016       1,149,688
                                                 ============    ============    ============    ============

                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            Nine Months Ended   Nine Months Ended
                                                                 September 30        September 30
                                                                         2007                2006
                                                            -----------------   -----------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss ....................................................   $(5,184,394)   $  (641,127)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
  Depreciation ................................................       115,595           --
  Amortization of deferred financing costs.....................       677,533         62,603
  Amortization of note discount ...............................       276,698         78,492
  Amortization of energy technology ...........................     1,575,000           --
  Issuance of equity securities for services...................     1,897,904         40,139
  Change in FMV of derivatives ................................          --           17,396
  Bad debts ...................................................        25,000           --
Changes in assets and liabilities:
  Accounts receivable .........................................      (179,166)          --
  Other current assets ........................................       129,264         (3,583)
  Deposits ....................................................       332,690           --
  Loan receivable .............................................       (78,000)          --
  Interest receivable - affiliate .............................       (36,508)          --
  Customer deposits ...........................................      (849,250)          --
  Inventory ...................................................     2,381,122           --
  Cost/earnings in excess of billings .........................      (972,795)          --
  Other assets ................................................        66,404        (51,942)
  Accounts payable ............................................     1,946,525         40,790
  Accrued interest ............................................     1,919,507           --
  Income tax payable ..........................................       253,331           --
  Deferred revenue ............................................        17,751           --
  Accrued expenses ............................................       130,608        108,468
                                                                  -----------    -----------
      Net cash provided by (used in) operating activities .....   $ 4,444,820    $  (348,764)
                                                                  -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES

  Cash investment in unconsolidated subsidiaries ..............          --       (2,501,324)
  Cash outlay for property and equipment ......................    (2,294,975)      (200,000)
  Project Development costs ...................................          --          (20,000)
  Deferred finance costs ......................................       (84,250)          --
  Loans receivable ............................................          --         (500,000)
  Cash acquired from acquisition of subsidiaries ..............     1,088,377           --
                                                                  -----------    -----------
      Net cash provided by (used in) investing activities .....    (1,290,848)    (3,221,324)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Borrowings from related party - short term ..................       417,117           --
  Advances to related parties .................................          --          106,516
  Issuance (repayments) of convertible debentures - related party     (75,918)        34,566
  Net proceeds from long-term convertible debentures ...........       93,246      4,900,000
  Net proceeds from notes payable ..............................      343,349           --
  Repayment of notes payable ...................................   (4,354,493)          --
                                                                  -----------    -----------
      Net cash provided by (used in) financing activities .....    (3,576,699)     5,041,082
                                                                  -----------    -----------
  Net increase (decrease) in cash .............................   $  (422,727)   $ 1,470,994
  Cash at beginning of period .................................     1,006,672           --
                                                                  -----------    -----------
  Cash at end of period .......................................   $   583,945    $ 1,470,994
                                                                  ===========    ===========



                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)

Supplemental disclosure of cash flow information: Cash paid during the period for:
      Interest ................................................................      140,596         --
      Income taxes ............................................................         --           --

Supplemental statement of non-cash investing and financing activities:

      Issuance of debt and equity for net assets due to Sustainable acquisition   12,657,093         --
      Above consisted of:
                          Notes payable .......................................      100,000         --
                          Common stock ........................................    3,553,075         --
                          Convertible debenture ...............................    9,004,018         --
      Issuance of Series C Preferred Stock upon conversion ....................          100        1,000
      Assumption of convertible debenture pursuant to share
        purchase agreement with parent ........................................         --      1,949,631
      Issuance of warrants upon issuance of convertible debentures ............         --         30,250
Forgiveness of affiliate debt treated as contributed capital ..................    1,189,320         --


                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1        BASIS OF PRESENTATION

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

2        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the period ended September 30, 2007, the accompanying consolidated financial statements include all accounts of GS AgriFuels Corporation and its wholly-owned subsidiaries, Mean Green BioFuels, Inc., NextGen Acquisition, Inc., Sustainable Systems, Inc. from March 6, 2007 (date of acquisition) through September 30, 2007 and GS Fulton Biodiesel, LLC from January 16, 2007 (date of formation) through September 30, 2007. All significant intercompany balances and transactions were eliminated in consolidation.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company accounts for its 10% investment in ZeroPoint Clean Tech, Inc. under the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investments. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint's industry as well as in the general economy. In the nine months ended September 30, 2007, ZeroPoint obtained additional financing by completing a $4.25 million raise at a valuation that represented a 38% increase in value as compared to the valuation that the Company completed its investment at. As the Company accounts for its investment by the cost method, any increase in value in not reflected in the financial statements. Based on management's assessment of the increase in value from the additional financing, the Company believes there is no impairment at September 30, 2007.

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

REVENUE RECOGNITION

We recognize revenue from the sale of seed commodity when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectible. Our sales terms primarily are FOB shipping point. The oil seed crushing facility recognizes revenue when the product is shipped to the customer via truck, railcar or customer pickup and the other criteria noted above are met. During the nine months ended September 30, 2007, the oilseed crushing facility provided rebates to customers under a planting seed rebate program. Of the $159,000 in total rebates recorded as a reduction in gross revenues for the period ending September 30, 2007, $89,000 was provided to customers located in Montana. Rebates given to these customers were reimbursed to the company as part of training costs under the WIRED grant from the State of Montana during the quarter. The Company accounted for the rebates under EITF-01-9, which allows an exception to offsetting gross revenues for rebates when the seller receives a benefit for providing the sales incentive and the seller can reasonably estimate the benefit. As a result, the amount of rebates attributable to Montana customers have been recorded as training expense and have not been offset against revenue.

We recognize revenue from the sale of biodiesel production systems under contract accounting pursuant to Accounting Research Bulletin No. 45 ( ARB No.
45), Long-Term Construction-Type Contracts, and the guidance under AICPA Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed contract method income is recognized only when a contract is completed or substantially completed. During the period of performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. SOP 81-1 requires that the percentage of completion method be used in lieu of the completed contract method when all of the following are present: reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties' rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. During the Company's initial construction projects, reliable cost and revenue estimates were not available and as a result the completed contract method was used to recognize revenue. A substantial portion of our revenues for the sale of equipment in the current quarter was recognized using the completed contract basis method of accounting. NextGen Fuel Inc. recognized $5,611,820 in revenues under this method during the three and nine months ended September 30, 2007. Management believes that with the resulting experience gained from the initial completed projects, reliable cost estimates are now available and all four requirements under SOP81-1 can now be satisfied. As a result, the balance of our revenues for the sale of equipment in the current quarter was recognized using the percentage of completion method of accounting. NextGen Fuel Inc. recognized $1,666,805 in revenues under this method during the three and nine months ended September 30, 2007. This method of accounting results in the Company recognizing revenue as work on a contract advances. Earnings are recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract. Under this method, deferred construction costs or work in progress ("WIP") is accumulated. At the end the reporting period, if the billings to date under the contract exceed the amount of the WIP plus a portion of the estimated gross profits, billings in excess of costs and estimated earnings is recognized as a current liability. This liability records the remaining obligation to complete the remaining work required under the contract prior to recognizing the excess billing as revenue. If the accumulated WIP and earned gross profit exceed the billings to date, costs and estimated earnings in excess of billings is recorded as a current asset. This asset represents the portion of the deferred costs incurred and estimated earnings that have been earned but not yet billed. Each project is reviewed on a separate basis. Any loss on a contract is recognized in full as soon as we determine that it will occur. The Company has the contracts in place which lists the price of the equipment as well as a list of add-ons if the customer wants to upgrade. The Company usually requires a substantial deposit when the contract is signed and work begins on the equipment. Notwithstanding the above, we recognize revenue from the sale of these systems when persuasive evidence of an arrangement exists, prices are fixed and determinable, and it is reasonably assured that any related accounts receivable is collectible. In addition, revenue under the completed contract method is recognized upon delivery. Delivery related to the systems takes place when the title and risk of loss transfers to the customers as defined in the agreement or by operation of law.

The asset, "costs and earnings in excess of billings", represents deferred costs incurred and estimated earnings in excess of amounts billed. When applicable, the liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

The liability "customer deposits" represents amounts invoiced to customers for deposits and partial payments on orders or projects for which construction has not commenced. The revenue, along with the project costs, is recognized under the completed contract or percentage-of-completion method, as appropriate under the circumstances.

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

The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $25,000 as of September 30, 2007. The receivables in question are fairly new and it is management's view that all will be collected. Management will continue to review the valuation allowance on a quarterly basis.

INVENTORIES

Equipment inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. These inventories consist of equipment and component parts not yet assigned to projects in process in our biodiesel production segment.

Inventory at the oilseed crush facility consists of seed commodity at the various stages of manufacture and is stated at the lower of cost or market, with cost being determined at average cost under a process-costing system. The commodity is valued based on the standard contract signed by all the growers plus the cost of crushing the seed. A physical inventory is performed monthly by measuring all the level in the tanks and bins during each stage. All of the seed commodity is weighed on a scale that is state certified as it comes into the plant and as it leaves the plant in its final stage. The total Inventory at September 30, 2007 of $1,577,229 consisted of $856,898 in Raw Materials, $22,450 in Supplies, $169,000 in Equipment Inventory and $528,881 in Finished Goods.

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

The $1,782,721 increase in property and equipment can be attributed to Sustainable's plant expansion in the amount of $1,753,266, plus increases in the following categories: office equipment of $676, machinery and equipment of $28,778. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $115,595 and $0, respectively, including $76,598 and $0, respectively for plant depreciation included in Cost of Sales.

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

Intangibles with definite lives consist primarily of developed technologies, which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Based on management's assessment, the Company believes there is no impairment at September 30, 2007. Intangible assets with definite lives are amortized over their estimated useful or contract lives.

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

3        STOCKHOLDERS' EQUITY

Our authorized capital stock consists of 100,000,000 shares of common stock,10,000,000 shares of Series C Preferred Stock and 400,000 shares of Series A Preferred Stock. The Company had agreed that no more than 1,037,350 shares of GS AgriFuels Preferred Stock will be issued, and that the Company will not issue any new preferred shares after the full conversion or other reduction of said 1,037,350 shares pursuant to the employment agreement signed with Tom Scozzafava. The Board of Directors is authorized to issue the undesignated preferred stock with any rights and preferences that the Board of Directors decides are appropriate. As of September 30, 2007, there were 29,024,572 shares of our common stock outstanding, 37,350 shares of our Series A Preferred Stock outstanding and 1,000,000 shares of our Series C Preferred Stock outstanding

COMMON STOCK

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

SERIES A PREFERRED STOCK

In 2001 the Company issued shares of Series A Preferred Stock. As of September 30, 2007, 37,350 of those shares remain outstanding. By their terms, the shares automatically converted into 37.35 shares of common stock (adjusted to reflect the 1-for-1000 reverse stock split in 2006). In November 2006 a claim was made by certain holders of the Series A Preferred Stock that they are entitled to receive 8,300,000 shares of common stock by reason of promises made to them by prior management of the Company and actions taken by the sole director of the Company in 2003. Current management has reviewed the claims and the underlying facts, and has concluded that the claims are not legally valid. Negotiations are ongoing, aimed at a resolution of the claims.

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

STOCK WARRANTS

In conjunction with GS AgriFuels' June 7, 2006 issuance of convertible debentures to YA Global Investments ("Global" formerly known as Cornell Capital Partners), GS AgriFuels issued to Global 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to Global. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded a note discount of $30,375. The note discount is being amortized over the term of the debenture.

In conjunction with GS AgriFuel's October 30, 2006 issuance of convertible debentures to Global, GS AgriFuels issued to Global 540,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $.001 per share to YA Global Investments. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and the Company recorded a note discount of $1,079,460. The note discount is being amortized over the term of the debenture.


Summarized   information   about  GS  AgriFuels'   stock  options  and  warrants
outstanding at September 30, 2007 is as follows:

Weighted Average ................   Number of Shares    Exercise Price
Outstanding at January 1, 2007 ..    7,665,000           $   2.35
Granted at fair value ...........      935,375               5.50
Forfeited .......................         --                  --
Exercised .......................   (6,000,000)              3.00
                                    ----------           --------
Outstanding at September 30, 2007    2,600,375           $   2.87

Summarized information about GS AgriFuels stock options and warrants outstanding at September 30, 2007 is as follows:

                                                    Weighted                                  Exercisable
                                                    Average                        -------------------------------------
        Exercise Prices             Number of      Remaining       Weighted        Number of Options    Weighted Average
                                     Options      Contractual       Average                             Exercise Price
                                   Outstanding        Life      Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$0.001                                 1,125,000           5.00           0.001          1,125,000                 0.001
$0.001                                   540,000           5.00           0.001            540,000                 0.001
$3.500                                   534,500           5.00           3.500            534,500                 3.500
$7.000                                   267,250           5.00           7.000            267,250                 7.000
$10.500                                  133,625           5.00          10.500            133,625                10.500
                                 ----------------                               -----------------------------------------
                                       2,600,375                                         2,600,375

The fair value of each option  granted  during 2007 is  estimated on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
assumptions:
                                                                      2007
                                                                      ----
Dividend yield                                                           --
Expected volatility                                                    150%
Risk-free interest rate                                               4.53%
Expected life                                                          5yrs

4        ACQUISITIONS

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

GS AgriFuels issued a $13,000,000 convertible debenture to YA Global Investments (formerly known as Cornell Capital Partners) and a $6,000,000 Senior Secured Term note to Stillwater Asset Backed Fund, LP, the proceeds both of which are detailed below. See Note 7 - Financing Arrangements for additional details on the seller note due to the NextGen's former shareholders.

On January 16, 2007, GS AgriFuels executed an agreement with Fulton Biodiesel, LLC, a subsidiary of Homeland Energy Biofuels, LLC ("Homeland Energy") to form GS Fulton Biodiesel LLC ("GS Fulton Biodiesel"). The agreement calls for GS AgriFuels to own 80% of this company which will construct a ten million gallon per year biodiesel plant in Fulton, New York. GS AgriFuels results of operations for the period include the results of operations of GS Fulton Biodiesel, LLC from January 16, 2007 (date of acquisition) through September 30, 2007. The agreement additionally calls for Homeland Energy to contribute executed feedstock and offtake agreements that are sufficient for the biodiesel facility to meet its profitability goals. Homeland Energy has not to date contributed such agreements. Construction activities for this facility will commence after the Homeland Energy agreements have been obtained and sufficient financing is secured. This facility is intended to be co-located at the same site as GS AgriFuels' wholly-owned GS Northeast Biodiesel facility. NextGen is part to a settlement and services agreement that requires the payment of $660,000 to an engineering and design firm for technical services to be provided for the construction of the facility. As of December 31, 2006 NextGen Fuel, Inc. deposited $220,000 into an escrow account under the terms of this agreement. The engineering and design firm subsequently refused to accept payment and disputes certain provisions of the settlement and services agreement and the escrow amount was returned. GS AgriFuels is developing a second wholly-owned ten million gallon per year biodiesel plant in Fulton, New York (GS Northeast Biodiesel") that is being designed to convert ten million gallons per year of crude corn oil into biodiesel. GS AgriFuels is party to an agreement with its affiliated corn oil extraction technology provider, GS Ethanol Technologies, Inc. for the supply of crude corn oil extracted from a co-located corn ethanol facility and other nearby facilities. While the financing for the construction of the biodiesel facility is currently pending, GS Ethanol has commenced engineering and procurement of its associated corn oil extraction systems.

On September 13, 2006, GS AgriFuels, Inc. entered into a financing agreement with Sustainable Systems, LLC whereby AgriFuels would invest a total of $3,000,000 into the company for a 15% stake in the company. As of March 6, 2007, we had acquired an approximately 15% interest through advances of $2,000,000, accounted for under the cost method.

On March 6, 2007, GS AgriFuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc. The total negotiated purchase price was $12,657,093, to be paid as follows:
$100,000 in a short term note payable, notes payable issued to the sellers for $1,900,000, two convertible debenture issued to the sellers totaling $7,104,018, and $3,553,075 in GS AgriFuels' common stock at an agreed upon fair value of $4.50 per share. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion. The two $3.55 million debentures are due on the first anniversary of the closing and the second anniversary of the closing, respectively. The Company engaged a third party valuation expert who is in the process of determining the purchase price allocation. The excess of the purchase price over the net assets has been recorded as Goodwill in the amount of $13,189,668 as of September 30, 2007. GS AgriFuels' results of operations for the period include the results of operations of Sustainable Systems from March 6, 2007 through September 30, 2007.

The Company is party to a Development Services Agreement with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC) that includes assignment of rights in and to the Company's planned biodiesel project in Memphis, Tennessee. The terms of this agreement include reimbursement by Mean Green Biodiesel of Georgia, LLC of expenses incurred by the Company both prior and subsequent to the execution of the Development Services Agreement, the retention of 9% equity ownership stake by the Company in first ten million gallon per year facility developed for Mean Green Biodiesel of Georgia, LLC at the site, and the purchase of one ten million gallon per year biodiesel system from NextGen Fuel, Inc. Mean Green Biodiesel of Georgia, LLC is owned by a former consultant to the Company. The Company may decide to co-locate a wholly- `or majority-owned biodiesel production facility at the Memphis site but has no current plans to do so.

5        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid during the nine months ended September 30, 2007 and 2006 was $178,049 and $0, respectively. Non-cash investing activities relating to the acquisition of Sustainable Systems resulted in an increase in net assets of $12,657,093 acquired by issuance of notes payable of $100,000, issuance of common stock of $3,553,075 and the issuance of debentures in the amount of $9,004,018. Non-cash financing activities included the conversion of $250,000 in accounts payable to a note payable (Sustainable promissory note - see Note 7).

6        RELATED PARTY TRANSACTIONS

MANAGEMENT SERVICES AGREEMENT

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

SHARE PURCHASE AGREEMENT WITH GREENSHIFT

On June 7, 2006, the Company acquired Mean Green BioFuels, Inc., a then newly formed company, from GreenShift Corporation. At the closing, GreenShift surrendered to the Company 300,000 shares of the Company's Series B Preferred Stock (which was convertible into 67% of the Company's fully-diluted common stock). In exchange for the Mean Green shares and the Company's Series B Preferred Stock, the Company assumed GreenShift's obligations under a Secured Convertible Debenture due to YA Global Investments in the principal amount of $1,949,631 and issued to GreenShift 1,000,000 shares of Series C Preferred Stock (which was subsequently converted into 26,000,00 shares of common). Since the combination was consummated between entities under common control, the transaction was accounted for at book value, and the amount of consideration paid over the book value of assets received of $1,950,601 was recorded as a reduction of paid in capital. Prior to the acquisition, the predecessor operations of Mean Green recorded an operating loss of $57,573 for the period from January 1, 2006 to May 23, 2006.

LOAN FROM RELATED PARTY

On December 28, 2006, GS AgriFuels issued to Seaway Valley Fund, LLC a convertible debenture due December 28, 2008 with a face amount of $250,000 for monies received in January 2007 by GS AgriFuels from Seaway Valley in the amount of $250,000. This debenture and the accompanying accrued interest in the amount of $7,726 were paid in full during the nine months ended September 30, 2007. The controlling member of Seaway Valley is GS AgriFuels' President and Chief Executive Officer.

OTHER RELATED PARTY TRANSACTIONS

In August 2006 GS AgriFuels paid a $200,000 deposit to Warnecke Design Service, Inc. for the purchase of a NextGen Fuel 10 million gallon per year biodiesel system. The total purchase price for this system is $3,200,000, and it is expected that GS AgriFuels will take delivery of the system during 2008.

NextGen Fuel, Inc. has an exclusive manufacturing agreement with Warnecke Design Service, Inc., a subsidiary of GS Energy, which is in turn a subsidiary of GreenShift, for the design, fabrication, assembly, testing, and commissioning of NextGen Fuel's biodiesel production systems. During the nine months ended September 30, 2007, GS AgriFuels paid deposits under the manufacturing agreement totaling approximately $200,000 to Warnecke and had accounts payable and accrued expenses of $250,620 due to Warnecke at September 30, 2007.

On July 6, 2007, GreenShift converted its 6 million stock options into a total of 1,000,000 shares of the Company's Series C Preferred Stock.

On July 6, 2007, GS AgriFuels signed an Employment Agreement with Tom Scozzafava with an effective date of January 1, 2007. Under the terms of this agreement, Tom Scozzafava has been employed by GS AgriFuels as its President and Chief Executive Officer. The agreement is for a term of five years and shall be automatically renewed for additional one-year terms until either party gives at least a sixty date written notice of termination. Under the terms of the agreement, Mr. Scozzafava shall be paid an annual salary of $150,000 and will be eligible to fully participate in all benefit plans maintained by GS AgriFuels. The salary will increase to $250,000 per year if GS AgriFuels completes an equity financing for $25,000,000 at a per share valuation of $3.00 or greater. In connection with the execution of the Employment Agreement, GreenShift Corporation assigned to Mr. Scozzafava 378,653 shares of GS AgriFuels' Series C Preferred Stock. The Company accrued $54,526 in consulting fees related to this transfer of shares. For the nine months ended September 30, 2007, Mr. Scozzafava received $104,531 as compensation for past services.

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

During the three months ended September 30, 2007, GS Energy revised its manufacturing subsidiary's policies relative to transactions with related parties. Previously, GS Energy's practice was to charge fixed prices for certain jobs pertaining to NextGen Fuel Inc. and GS CleanTech Corporation. The emerging technology nature of certain of these jobs made this practice inefficient and cost prohibitive. Moving forward, GS Energy is billing cost plus 20% for its design and fabrication services. In addition, this change in policy was applied retroactively to all related party transactions during the three months ended September 30, 2007.

During the three months ended September 30, 2007, GS Energy forgave related party receivables due from NextGen Fuel Inc., the wholly-owned subsidiary of NextGen Acquisition, Inc., in the amount of $1,184,220. This transaction was accounted for as a capital contribution from the related party and as a result was recorded as an increase in the Company's paid-in capital. During the three months ended September 30, 2007, GreenShift forgave related party receivables due from the Company in the amount of $6,107. This transaction was accounted for as a capital contribution from the related party and as a result was recorded as a decrease in the Company's paid-in capital. During the same period, GreenShift forgave related party interest receivables due from Mean Green Biofuels, a wholly-owned subsidiary of the Company, in the amount of $16,422. This transaction was accounted for as a capital contribution from the related party and as a result was recorded as an increase in the Company's paid-in capital.

7        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of September 30, 2007:

Due to affiliates:
Short term borrowings - GreenShift ........................   $     26,189
Short term borrowings - affiliates ........................        695,747
                                                              ------------
     Total due to affiliates ..............................   $    721,936
                                                              ============
Current portion of notes payable:
Note payable - Stillwater .................................      4,200,000
Note payable - NextGen sellers ............................      4,060,032
Note payable - Sustainable sellers ........................      1,900,000
Note payable - First Community Bank .......................        230,000
Note payable - Great Northern Development .................        100,000

Note payable - Sheridan Electric ..........................        250,000
                                                              ------------

  Total current portion of notes payable ..................   $ 10,740,032
                                                              ------------

Current portion of convertible debentures:
GreenShift convertible debenture  (December 2005) .........   $    200,684
Convertible debenture  - Sustainable sellers (March 2007)..      3,552,005
                                                              ------------
     Total current portion of convertible debentures ......   $  3,752,689
                                                              ============
Long-term non-convertible debt:
Note payable - MT Dept of Agriculture .....................        124,052
Note payable - First Community Bank .......................      1,035,196
Note payable - Great Northern Development .................      1,005,921
                                                              ------------
     Total long term non-convertible debt .................   $  2,165,169
                                                              ============
Convertible debentures, non-current:
Global convertible debenture (GS AgriFuels) (February 2006)      1,949,631
Global convertible debenture (GS AgriFuels) (June 2006) ...      5,500,000
Global convertible debenture (GS AgriFuels) (October 2006)      13,000,000
Convertible debenture - Sustainable sellers (March 2007)         3,552,013
Note Discounts ............................................       (765,261)
                                                              ------------
     Total convertible debentures, non-current ............   $ 23,236,383
                                                              ============
CONVERTIBLE DEBENTURES

Seaway Valley Fund, LLC

On December 28, 2006, GS AgriFuels issued to Seaway Valley Fund, LLC a convertible debenture due December 28, 2008 with a face amount of $250,000 for monies received in January 2007 by GS AgriFuels from Seaway Valley in the amount of $250,000. This debenture and the accompanying accrued interest in the amount of $7,726 were paid in full during the nine months ended September 30, 2007. The controlling member of Seaway Valley is GS AgriFuels' President and Chief Executive Officer.

YA Global Investments, LP

In conjunction with that certain May 2006 Share Purchase Agreement by and between GreenShift and GS AgriFuels, GS AgriFuels assumed GreenShift's obligations under a Secured Convertible Debenture due to YA Global Investments, LP ("Global") in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by Global at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Global may acquire at any time is 4.99% of the outstanding common shares. For the nine months ended September 30, 2007, interest expense of $145,822 for this obligation was incurred and accrued.

On June 7, 2006, Global purchased a Secured Convertible Debentures in the principal amount of $5,500,000, for which the Company paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The Debenture carries an interest rate of 10%, and principal and interest on the Debenture are due at the maturity date of June 7, 2009. On October 30, 2006 GS AgriFuels sold to Global a Secured Convertible Debenture in the principal amount of $13 million. In conjunction with this financing, the Company paid a financing fee of $1,300,000, a structuring fee of $50,000, legal fees of $15,000, and received net proceeds of $11,635,000 that were used for the acquisition of NextGen Fuel, Inc. The Secured Convertible Debenture will mature on October 30, 2009.
Principal and interest on these two Debentures may be converted into common stock by Global at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that Global may acquire at any time is 4.99% of the outstanding common shares. If the bid price of company stock falls below the conversion price, GS AgriFuels has the right to redeem the Debenture by paying cash equal to 120% of the principal redeemed. GS AgriFuels has agreed to file a registration statement with the Securities and Exchange Commission to enable Global to resell to the public any shares of GS AgriFuels common stock it acquires on conversion of the Debentures or exercise of the Warrant. The registration rights agreement with Global entitles Global to liquidated damages for failure to register, and Global has waived any liquidated damages due for failure to register. This is a one time waiver and Global retains its rights under the agreement for future periods. For the nine months ended September 30, 2007, interest expense of $411,370 for this obligation was incurred and accrued.

As an inducement to the purchase of the June 2006 Debenture, GS AgriFuels issued to Global 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $0.001 per share. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and GS AgriFuels recorded the $30,375 value of the warrants as a discount to the note. The note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $7,573 for the nine months ended September 30, 2007.

In consideration of Global's investment in the October 2006 Debenture, GS AgriFuels issued to Global a five year Warrant to purchase 540,000 common shares. The exercise price is $0.001 or any lower price at which GS AgriFuels hereafter issues common stock to any third party. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and GS AgriFuels recorded the $1,079,460 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. For the nine months ended September 30, 2007, interest expense from the amortization of the note discount was $269,126. For the nine months ended September 30, 2007, interest expense of $972,329 for this obligation was incurred and accrued.

Commencing on February 1, 2007, Global was entitled to convert into common stock up to $500,000 of the principal amount of the Debentures during any calendar month at a conversion price equal to 90% of the lowest daily Volume Weighted Average Price during the thirty trading days preceding conversion. However, GS AgriFuels may opt to redeem the portion of the Debentures offered for conversion in this manner by paying 120% of the amount converted. Global has not converted any portion of the Debentures into stock as of September 30, 2007.

The Debentures are secured by a pledge of all of GS AgriFuels' assets, including the capital stock of its subsidiaries. The subsidiaries of GS AgriFuels have also pledged their assets to secure the Debentures. GreenShift and certain affiliates of GreenShift (including GS CleanTech Corporation, GS Energy Corporation and Viridis Capital) have also pledged their assets to secure the Debentures and have guaranteed the Debentures due to Global.

GreenShift Corporation

On December 29, 2005, the Company issued an $187,995 convertible debenture in exchange for its outstanding liability to GreenShift Corporation. The $187,995 convertible debenture was due and payable on December 31, 2006, bearing interest at 8% per year, payable in cash or convertible into our common shares. Additions to the debenture through advances by GreenShift on behalf of the Company totaled $88,607 through December 31, 2006 for a balance of $276,602 on that date. On December 31, 2006, this debenture in the amount of $276,602 was renewed and has a new maturity date of December 31, 2007 with a fixed conversion price of $3.00. The number of issuable common shares upon conversion based on the terms of the original debenture was equal to the amount of the note divided by the average of the three lowest closing market prices of the stock during the thirty trading days preceding conversion, provided such issuance did not give GreenShift more than a 4.95% ownership of the Company. The company determined that the variable price conversion feature on the original debenture was an embedded derivative, and recorded a note discount and derivative liability of $104,657 at December 31, 2005. The note discount was fully amortized as of December 31, 2006. During the nine months ended September 30, 2007, the Company repaid GreenShift $88,313 on the new debenture. During the nine months ended September 30, 2007, GS AgriFuels loaned GreenShift $350,000. During the nine months ended September 30, 2007, $125,000 of that amount was repaid and the remaining balance was offset against the debenture owed to GreenShift. Mean Green, a subsidiary of GS AgriFuels, owed $222,397 in short term borrowings to GreenShift. This amount was transferred to its parent's books (GS AgriFuels) and was added to the debenture owed to GreenShift. In exchange for these reclassifications and offsets, the principal balance due on these debentures as of September 30, 2007 was $26,189. For the nine months ended September 30, 2007, interest expense of $5,804 for this obligation was incurred and accrued.

NOTES PAYABLE

Stillwater Asset Backed Fund, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million. In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to Warnecke Design Service, Inc. (a subsidiary of GS Energy, who is also owned by GS AgriFuels' parent, GreenShift Corporation), and repaid GreenShift $141,580 for amounts paid by GreenShift in connection with the NextGen Fuel, Inc. Acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest are due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. On July 31, 2007, NextGen Acquisition, Inc. entered into Amendment 1 to the Credit Agreement with Stillwater Asset-Based Fund, LP. According the Amendment, NextGen received an additional principal amount of $555,600. In conjunction with the refinancing, NextGen Acquisition paid a financing fee of $72,880 and legal fees of $11,000. According to the amended terms, all amounts of principal and interest not previously satisfied will be due on December 31, 2008. Monthly payments have been adjusted as follows: interest only August 2007 payment; September and October 2007 payments would be an amount equal to the applicable Biodiesel Systems Net Revenue Repayment Percentage; November 2007 through January 2008 payments would be an amount equal to the $200,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage; and, payments from February 2008 until the Maturity Date would be an amount equal to $300,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage with all outstanding obligations due an payable on the final Maturity Date. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by GS
AgriFuels and by the following affiliates: GreenShift Corporation, GS Energy Corporation, GS CleanTech Corporation, NextGen Fuel Inc., Warnecke Design Services, Inc. and Warnecke Rentals, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the nine months ending September 30, 2007, interest expense of $721,457 for this obligation was incurred. The principal balance of this note at September 30, 2007 was $4,200,000.

NextGen - Selling Shareholders

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. NextGen Fuel is engaged in the business of developing and distributing esterification and transesterification biodiesel process technologies. The purchase price was $21,204,437, of which $17,000,000 was paid at closing and demand notes were issued to the selling shareholders totaling $4,204,437. $3,204,437 of the demand notes are due on October 31, 2007 or sooner if NextGen Fuel has realized revenue of $7,500,000 subsequent to the acquisition and there are no claims for indemnification by GS AgriFuels. The remaining $1,000,000 demand note, with interest at 6% per annum, is due to a sales consultant and is payable along with accrued interest upon the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity, paid on a pro-rated basis such that the consultant shall receive payments of $250,000 with each ten million gallon per year system on a pro-rated basis with NextGen Fuel's receipt of cash payments for such system. The principal balance of the note at September 30, 2007 was $4,060,032. As of September 30, 2007, the Company was in technical default but both parties have verbally agreed to an extension and expect to reduce the agreement to writing during the fourth quarter.

Sustainable Systems - Selling Shareholders

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. Sustainable owns an oilseed crushing facility in Culbertson, Montana, and is in the business of producing and selling high oleic safflower, sunflower, and canola and other high value vegetable oils. The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two approximately $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion, which is expected to be completed in the first quarter of 2008. It accrues interest at 5% per annum to be paid on a pro-rated basis at maturity. For the nine months ending September 30, 2007, interest expense of $54,137 for this obligation was incurred and accrued. One of the convertible debentures for approximately $3.55 million is due on the first anniversary of the closing. The other, also for approximately $3.55 million, is due on the second anniversary of the closing. The debentures accrue interest at 5% per annum and are to be paid on a pro-rated basis on each relevant maturity date. The convertible debentures are convertible into GS AgriFuels' common stock at the option of the holder any time after each of their respective maturity dates at a rate equal to the volume weighted average price of the common stock for the 20 trading days prior to any such date of conversion, with a minimum conversion price of $4.50. If at the time of conversion the market price of GS AgriFuels' common stock is less than $4.50, the difference between that stock price and $4.50 will be multiplied by the number of shares due and that amount will be paid in cash. The convertible debentures may be redeemed with cash by the Company at any time prior to conversion by the holder without penalty. GS AgriFuels' obligations under the Note and the convertible debentures are secured by GS AgriFuels' Sustainable common stock holdings. For the nine months ending September 30, 2007, interest expense of $202,416 for these obligations was incurred and accrued.

Sustainable Systems - Inventory Financing

On February 5, 2007, Sustainable Systems, Inc., prior to becoming a subsidiary of GS AgriFuels, entered into an inventory financing agreement for $1,800,000 with American State Bank. The Agreement allows American State Bank a security interest in all inventory and any accounts acquired after the agreement was signed. The Agreement accrues interest at a rate of 10% per annum. Initial monthly payments consisted of interest only and Sustainable began making payments toward the principal in May 2007. All amounts of principal and interest remaining were due on September 1, 2007. The principal and the accompanying accrued interest in the amount of $138,350 were paid in full during the nine months ended September 30, 2007.

Sustainable Systems - Accounts Receivable

On September 25, 1998, Sustainable Systems, Inc., prior to becoming a subsidiary of GS AgriFuels, signed a note payable for $1,381,733 with First Community Bank. The note is secured by an interest in all the assets of Sustainable including the accounts receivable. The note accrues interest at a rate of 7.68% per annum. Monthly payments consist of principal and interest and a final payment will be due on September 25, 2013. For the nine months ending September 30, 2007, interest expense of $58,621 for these obligations was incurred. As of September 30, 2007, the total principal balance on this note was $1,265,196.

Sustainable Systems - Term Notes

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. All notes accrue interest at the rate of 3% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the nine months ending September 30, 2007, interest expense of $2,933 for these obligations was incurred and accrued.

Sustainable has signed four notes with Great Northern Development with balance at September 30, 2007 of $1,105,921. Three of the notes totaling $426,759 at September 30, 2007 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $11,045 and $126,514 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $289,200 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of February 15, 2016. The fourth note for $679,162 accrues interest at the rate of 5% per annum with payments of principal only through November 2007 and principal and interest payments until the maturity date of November 15, 2010. For the nine months ending September 30, 2007, interest expense of $66,061 for these obligations was incurred $30,301 of that amount was accrued.

On June 4, 2007, Sustainable Systems, Inc. issued an unsecured demand promissory note in the amount of $250,000 with Sheridan Electric Co-Op, Inc. in exchange for the same amount of pre-existing accounts payable to the holder. The note accrues interest at a rate of 6% per annum. Monthly payments are due in the amount of $1,500 starting June 1, 2007 and shall continue until March 1, 2010. Each payment shall first be applied to the accrued interest and then to the principal balance. For the nine months ending September 30, 2007, interest expense of $4,992 for these obligations was incurred.

Related Party - Term Notes

During the nine months ended September 30, 2007, GS AgriFuels received $26,189 in short term loans from GreenShift Corporation. These loans bear interest at 8%, for which $777 in interest expense was accrued for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, GS Agrifuels loaned GreenShift $350,000. $125,000 of this non-interest bearing advance was repaid during the nine months ended September 30, 2007 and the remaining balance was offset against the debenture owed to GreenShift.. The total net principal amount due from GreenShift for short term loans was $26,189 as of September 30, 2007.

Mean Green, a subsidiary of GS AgriFuels, owed $222,397 in short term borrowings to GreenShift. This amount was transferred to its parent's books (GS AgriFuels) and was added to the debenture owed to GreenShift. The accompanying $16,422 accrued interest that was owed to GreenShift was written off to additional paid in capital on Mean Green's books and increased the investment by GreenShift.

During the nine months ended, GS CleanTech Corporation, a subsidiary of GreenShift Corporation was paid $206,125 on behalf of GS AgriFuels for services performed during that period. The total amount due to GS CleanTech Corporation was $445,127 as of September 30, 2007. These non-interest-bearing advances are reimbursable on demand. GreenShift is an approximate 80% shareholder of GS CleanTech and is controlled by Kevin Kreisler, Chairman of GS AgriFuels.

8        GOVERNMENT GRANTS

On September 28, 2006, Sustainable Systems, a subsidiary of GS AgriFuels, was awarded a $700,000 Workforce Innovation in Regional Economic Development (WIRED) grant from the Montana Department of Commerce (MDOC). This grant reimburses the Company for expenses related to training employees in gaining skills and competencies needed to obtain or upgrade employment skills in high growth industries or economic sectors. The Company is required to provide to the MDOC detailed documentation regarding the projected training costs, a hiring and training plan as well as a commitment to provide the resources necessary for the completion of the training project. Sustainable Systems will not obligate or utilize funds for any activities provided for by the grant until the Company submits evidence to MDOC showing evidence of the firm commitment of the other resources necessary for the completion of the project per the WIRED application that was approved by MDOC. All project funding had to be fully committed and available and the project had to be ready to proceed within nine months of the award of the grant (in April 2007). MDOC will evaluate Sustainable System's progress a year from the contract date.

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

Sustainable recognized $515,242 in grant income under the above grants, WIRED $487,327 and MBRCT $27,915 during the period from March 6, 2007 (date of acquisition) to September 30, 2007.

9        GUARANTY AGREEMENT

On October 31, 2006 GS AgriFuels guaranteed the following obligations:

     >> 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Backed Fund, LP;

     >>   3-year  Secured  Convertible  Debenture  in the  principal  amount  of
          $13,000,000   issued  by  GS  AgriFuels   Corporation   to  YA  Global
          Investments, LP.

GS AgriFuels' guaranty was secured by a pledge of all its assets. GS AgriFuels Corporation is a subsidiary of GreenShift Corporation. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation.

10       SEGMENT INFORMATION

GS  AgriFuels  currently  operates  four  business  segments:   Fuel  Production
Equipment Sales, Oilseed Crushing, Feedstock and Fuel Production and Sales. Summarized financial information about each segment is provided below:

                                            Fuel Production          Oilseed      Feedstock & Fuel
3 Months Ended 9/30/07        Corporate     Equipment Sales         Crushing      Production & Sales       Total
------------------------------------------------------------------------------------------------------------------
Revenue
   2007                              --           7,278,426        1,925,248                    --       9,203,674
   2006                              --                  --               --                    --              --

Net Income (Loss)
   2007                     (1,802,154)           3,154,772        (134,055)                    --       1,218,563
   2006                       (369,544)                  --                -                    --       (369,544)

9 Months Ended 9/30/07
Revenue
   2007                              --           7,278,425        4,206,338                    --      11,484,763
   2006                              --                  --               --                    --              --

Net Income (Loss)
   2007                     (8,065,588)           3,200,824        (319,629)                    --     (5,184,394)
   2006                       (641,127)                  --               --                    --       (641,127)

11       CONTINGENCIES

The Company is party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint, which also names the Company and certain of its affiliates, seeks performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of our recently acquired NextGen Fuel, Inc., subsidiary. The Company has responded to the verified complaint and denies any liability. The Company estimates that the legal fees for our defense will be nominal, if any, as the sellers have been paying the fees to date. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice.

12       SUBSEQUENT EVENTS

On October 3, 2007 GS AgriFuels' Board of Directors appointed Edward R. Carroll to serve as GS AgriFuels' Chief Financial Officer. At the same time, GreenShift Corporation, the parent of GS AgriFuels, appointed Mr. Carroll to serve as its Chief Operating Officer. GreenShift Corporation will pay Mr. Carroll an annual salary of $150,000 for services on behalf of both GreenShift and GS AgriFuels, and will allocate an appropriate portion of the payments to its intercompany account with GS AgriFuels. Mr. Carroll will also receive a bonus at the discretion of the GreenShift Board of Directors.

On October 3, 2007, Kevin Kreisler resigned from his position as the Chief Financial Officer for GS Agrifuels. On the same date, the Board of Directors appointed Mr. Kreisler to the position of Chief Operating Officer. Mr. Kreisler will remain a member of the GS AgriFuels Board of Directors.

On October 3, 2007, GS AgriFuels' Board of Directors appointed Thomas Scozzafava to serve on its Board of Directors. Mr. Scozzafava has been GS AgriFuels' Chief Executive Officer since December 2006.

On November 9, 2007, the Company announced that the proposed merger between GS Energy Corporation and Company has been cancelled.

On November 9, 2007, GS CleanTech and GS AgriFuels agreed to terminate the license agreement dated July 1, 2007 pursuant to which GS AgriFuels had been obtaining raw materials from GS CleanTech. GS CleanTech will continue to supply raw materials to GS AgriFuels, but on terms to be determined at the time of shipment.

On November 9, 2007, GreenShift transferred its 60% stake in the Company to GS CleanTech. GS CleanTech plans to transfer its corn oil assets to the Company in return for a term not issued at fair value after GreenShift has received an independent fairness opinion relative to the terms of the transfer. These two transfers will consolidate GreenShift's extraction and biodiesel operations within the Company.

On November 9, 2007 GreenShift Corporation, which owns the majority interest in the Company, contributed to its capital 24,000,000 shares of the common stock and 621,347 shares of the Series C preferred stock of the Company, representing about 60% of the outstanding fully diluted capital stock of the Company. On November 9, 2007, GreenShift also contributed tothe Company's capital 160,000,000 shares of common stock and 919,000 shares of the Series D preferred stock of GS Energy Corporation, representing 75% of the outstanding capital stock of GS Energy.

After the end of the third quarter, GS AgriFuels formed a 67% owned joint venture with Raloston International Brazil LTDA.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements

OVERVIEW OF OUR BUSINESS

GS AgriFuels Corporation ("we," "our," "us," "GS AgriFuels," or the "Company") manufactures and sells proprietary agrifuels and renewable energy production equipment and is developing facilities to produce and sell clean fuels and energy and other agriproducts from biomass utilizing proprietary technologies and industry know how.

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

OPERATIONS AND BUSINESS STRATEGY

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

The Company also has and intends to continue to acquire existing production assets and upgrade these assets through the implementation of one or more proprietary technologies. The first such acquisition was of our Culbertson, Montana based Sustainable Systems subsidiary currently produces and sells high oleic safflower, sunflower, cannola and other high-value oils into the culinary markets in either bulk or packaged quantities. Sustainable's bulk products are available as either crude degummed, refined bleached and deodorized (RBD), or as RBD with winterization. Sustainable is currently expanding its oilseed extraction and refining capability from 300 tons per day to 600 tons per day. In addition to expanding Sustainable's oilseed processing capabilities in Montana and at other strategic locations, we intend to leverage Sustainable's existing processing and distribution infrastructure to cost-effectively co-locate biodiesel and biomass refining capabilities based on our technologies at the Culbertson, Montana plant.

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

Key Recent Developments

     >> Sales of Biodiesel Production Equipment. The Company has executed a number of contracts to sell NextGen's biodiesel production systems to various clients. Our contracted sales pipeline for sales of our
          NextGen biodiesel production systems to third party biodiesel producers currently exceeds $53 million.

     >> Installation and Commissioning of Biodiesel Facilities Based on NextGen Technology. GS AgriFuels commissioned two facilities based on our NextGen biodiesel technology during the three months ended September 30, 2007. The first was a 5 million gallon per year facility in Middletown, Indiana (www.e-biofuels.com) and the second a 10 million gallon per year facility in Adrian, Michigan (www.nextdiesel.net - http://greenshift.jgpdev.com/media/). These facilities are owned by third party clients of GS AgriFuels' NextGen subsidiary. The Middletown client has executed an agreement to purchase an additional two 10 million gallon per year systems (which are scheduled for commissioning during the fourth quarter 2007 and the first quarter 2008) and the Adrian client has executed agreements to purchase an additional 10 million gallon per year system and some specialized feedstock preparation equipment (which are scheduled for commissioning during the first quarter 2008). In total, these two clients alone correspond to about $16 million in system sales based on our proprietary biodiesel technology.

     >> Formation of NextGen Biodiesel South America S/A. We recently formed a 67% owned joint venture with Ralston International Brazil LTDA to penetrate into the valuable South American markets. We are currently working through a substantial pipeline of qualified sales prospects. As is the case in the U.S. market, our expertise in process engineering and alternative feedstock extraction, preparation and processing is a significant competitive advantage in these markets.

     >> Development of Biodiesel Production Facilities. We have completed preliminary engineering and permitting activities for our own biodiesel production facilities that are going to be co-located at ethanol facilities in New York (10 million gallons per year), Iowa (10 million gallons per year) and Indiana (5 million gallons per year). These facilities are being designed to scale to 20 million gallons per year, 30 million gallons per year and 10 million gallons per year, respectively. We are currently in various stages of negotiations to add a number of additional GS-owned corn oil biodiesel production facilities on-site at several ethanol facilities.

     >> Acquisition of Feedstock. The Company is party to agreements for the purchase of more than 50 million gallons per year of hedged crude corn oil from ethanol facilities at rates indexed off of diesel prices.

     >> Acquisition of Oilseed Crush Facility. In March 2007, the Company acquired 100% of the outstanding stock of Sustainable Systems, Inc., a developer of oilseed crush facilities with currently one plant in operation in Culbertson, Montana that is currently expanding its oilseed extraction and vegetable oil refining capability from 300 tons per day to 600 tons per day. Management intends to locate biodiesel production and other biomass-derived energy and fuels production capability on-site at this facility.

     >> Investment in ZeroPoint Clean Tech, Inc. In August 2006, the Company made a strategic investment in the development stage company ZeroPoint Clean Tech, Inc., which is developing for commercialization a range of technologies related to biomass gasification, gas-to-liquid, and water evaporation among others.

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

OUR TECHNOLOGIES

Biodiesel Technology

During 2006, we acquired and completed early stage commercialization of our patent-pending NextGen Fuel continuous flow biodiesel technology. The NextGen systems, which include both direct and transesterification, are skid mounted and sized to produce 5 million or ten 10 million gallons of biodiesel per year. Traditional processes typically require several hours to complete the conversion of qualified vegetable oils and animal fats into biodiesel; we intensify and idealize the conditions under which this conversion occurs and we are consequently able to complete the conversion in minutes instead of hours - at a much smaller scale than traditional processes, and at reduced capital and operating costs as compared to traditional processes. These benefits also allow us to efficiently convert a broader array of feedstocks than any traditional process that we are aware of. Since acquiring NextGen we have improved and refined the technology, completed commercialization and successfully commissioned three systems. We sell systems based on the NextGen technology to third party biodiesel producers. Our contracted sales pipeline for sales of our NextGen biodiesel production systems to third party biodiesel producers currently exceeds $53 million.

Biomass Gasification - Minority Investment

We hold a minority stake in ZeroPoint Clean Tech, Inc. ZeroPoint is commercializing patent pending and proprietary gasification, gas to liquids and fuel reforming technology that ZeroPoint management believes is the most effective technology available for use in gasifying a wider range of various biomass materials to create carbon-neutral energy (gas, electricity, ethanol, diesel substitutes and hydrogen), clean water and other valuable products. ZeroPoint's technology is well suited for distributed deployments, making it highly applicable to the localized nature of many global sources of biomass feedstock. GS AgriFuels holds the exclusive distribution rights to this technology in the North American Ethanol Production Industry.

RESULTS OF OPERATIONS

THREE MONTHS ENDED  SEPTEMBER  30, 2007 VERSUS THREE MONTHS ENDED  SEPTEMBER 30,
2006

Revenues

Total revenues for the three months ended September 30, 2007 were $9,203,674 as compared to $0 for the three months ended September 30, 2006. Of this revenue, $1,925,248 was produced by its subsidiary Sustainable Systems, Inc., which operates an oilseed crushing facility in Culbertson, Montana while $7,278,426 of the Company's revenues during the three months ended September 30, 2007 were produced by NextGen Fuel which operates the process engineering and equipment manufacturing facility.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2007 were $5,260,582 as compared to $0 for the same period in 2006. Of this total cost of revenue, $1,946,792 of the reported cost of revenues was attributable to expenses incurred by Sustainable Systems and $3,313,790 was attributable to NextGen Fuels. The Company acquired control of Sustainable Systems on March 6, 2007 and has consolidated the financial results of Sustainable Systems only from that date forward.

Operating Expenses

During the three months ended September 30, 2007, the Company incurred operating expenses totaling $1,315,185 as compared to $202,262 for the three months ended June 30, 2006. Operating expenses for the three months September 30, 2007 as compared to 2006 was composed of $790,185 and $202,262, respectively, in selling, general and administrative expenses and $525,000 and $0, respectively, due to the amortization of intangibles.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $1,065,356, representing an increase of $882,394 from $182,962 for the same period in 2006.

Net Income or Loss

Net income during the three months ended September 30, 2007 was $1,214,489, an increase from the $167,282 loss recorded in the same period of 2006. The provision for income tax expense for the three months ended September 30, 2007 was $253,331 as compared to $0 for the same period in 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Total revenues for the nine months ended September 30, 2007 were $11,484,763 as compared to $0 revenues for the nine months ended September 30, 2006. Of this revenue, $4,206,338 was produced by its subsidiary Sustainable Systems, Inc., which operates an oilseed crushing facility in Culbertson, Montana while $7,278,425 of the Company's revenues during the nine months ended September 30, 2007 were produced by NextGen Fuel which operates the process engineering and equipment manufacturing facility.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2007 were $7,573,885, or 66% of revenue compared to $0 for the same period in 2006. Of this total cost of revenue, $4,125,490 of the reported cost of revenues was attributable to expenses incurred by Sustainable Systems and $3,448,395 was attributable to NextGen Fuel. The Company acquired control of Sustainable Systems on March 6, 2007 and has consolidated the financial results of Sustainable Systems only from that date forward.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were $5,692,523, or 50% of revenue compared to $378,166 for the same period in 2006. Included in the nine months ended September 30, 2007 was $1,897,904 in stock based compensation as compared to $0 for the nine months ended September 30, 2006. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the Company's process engineering, feedstock production, oilseed crush and equipment manufacturing as well as amortization of deferred financing fees and amortization of the energy technology.

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $3,025,503, representing an increase of $2,842,541 from $182,962 for the same period in 2006.

Net Income or Loss

Net loss from operations for the nine months ended September 30, 2007, was $5,184,394 as compared to a loss from operations of $641,127 from the same period in 2006. The net loss for the nine months ended September 30, 2007 was due primarily to increased operating expenses for new business initiatives, interest and amortization charges associated with financing and energy technology and issuance of stock based compensation. The provision for income tax expense for the nine months ended September 30, 2007 was $253,331 as compared to $0 from the same period in 2006.

The two primary reasons for the magnitude of the nine month loss were expenses attributable to the transition from technology development to mature market execution and expenses attributable to past financing activities. Specifically, during the recent nine month period the Company incurred substantial expenses attributable to:

     >>   Technology development activities; and

     >> One-time equity grants to employees and consultants in lieu of cash compensation.

Management expects the magnitude of those items of expense to be non-recurring, although the future effect of adjusting derivatives to market value will depend on future changes in the stock prices of GS AgriFuels and its subsidiaries. To clarify the effect of these one-time charges and financing charges on GS AgriFuels' results, the following table reconciles the reported net income/(loss) of GS AgriFuels and its subsidiaries on an unconsolidated basis with adjusted EBITDA (a non-GAAP measure of performance):

3 Months Ended 9/30/07
--------------------------------------------
Income (Loss)                $     1,214,489
Interest                           1,065,356
Depreciation & Amortization          233,509
Amortization of technology           525,000
Stock-based Compensation                  --
Other Non-recurring Items                  -
Taxes                                253,331-
--------------------------------------------
Adjusted EBITDA              $     3,291,685

9 Months Ended 9/30/07
--------------------------------------------
Income (Loss)                $   (5,184,394)
Interest                           3,025,503
Depreciation & Amortization          665,851
Amortization of technology         1,575,000
Stock-based Compensation           1,897,904
Other Non-recurring Items                  -
Taxes                                253,331
--------------------------------------------
Adjusted EBITDA              $     2,233,195

LIQUIDITY AND CAPITAL RESOURCES

Although we incurred a net loss of $5,184,394 during the nine months ended September 30, 2007, our operations produced $4,444,820 in net positive cash. This apparent anomaly is attributable to the fact that we received $9,946,500 in customer deposits during the period as well as the deferral of accrued interest. These deposits provided us the cash necessary to sustain our operations. On the other hand, the use of that cash to sustain operations to date means that the revenue we will realize when we fulfill the contracts with those customers will not be matched by equivalent cash flow. As a result, we will have to find other sources of cash to sustain us as we fulfill those contracts in future months.

The Company's aggregate debt service obligations at September 30, 2007 are shown in the following table:

        Contractual                                    Less Than                                             Over
        Obligations                        Total          1 Year        1-3 Years       4-5 Years         5 Years
        ------------------------ ---------------- --------------- ---------------- --------------- ---------------
        YA Global Investments         20,449,631             -0-        7,449,631      13,000,000             -0-
        Stillwater                     4,420,000       4,200,000              -0-             -0-             -0-
        Next-Gen Sellers               4,060,032       4,060,032              -0-             -0-             -0-
        Sustainable Sellers            9,004,018       5,452,005        3,552,013             -0-             -0-
        Other                          2,945,850       1,279,700          224,000         776,942         665,211
        Total                         40,659,534      14,991,737       11,225,644      13,776,942         665,211

At September 30, 2007, GS AgriFuels had current assets totaling $4,998,808 and had current liabilities totaling $22,482,135, resulting in a working capital deficit of $17,483,327. In addition, $14,492,721 was attributable to notes and debentures due within the next twelve months. We expect to be able to refinance or defer payment of a large portion of that debt. For these reasons, we believe that our working capital is sufficient to fund our operations as currently constituted for the next twelve months.

Management expects the construction of GS AgriFuels' first facilities, corresponding to more than 25 million gallons per year of fuel production, will require a total of about $75.0 million in capital, consisting of about $70.0 million in capital costs and about $5.0 million in working capital. At the current prices for biodiesel, annual production of 25 million gallon of biodiesel would generate more than an estimated $75 million in annual revenue. The accuracy of those estimates will depend on the market price of biodiesel at the time we initiate production. If competition reduces the market price of alternative fuels, the resulting shortfall in meeting our revenue estimates will cause an equivalent shortfall in meeting our gross profit estimate. In that event, we could find ourselves unable to service our debt.

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

                                                               Three Months Ended                  Nine Months Ended
                                                                     September 30                      September 30
                                                   ------------------------------    ------------------------------
                                                            2007             2006             2007             2006
                                                   ------------------------------    ------------------------------
Revenue                                              $ 9,203,674     $       --        $12,949,571      $      --
Net income (loss) applicable to shareholders           1,218,563        (369,544)       (5,030,591)       (641,127)

Basic income (loss) per share                        $      0.04            (.17)            (0.18)          (0.56)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

GS AgriFuels was a start-up company up until the second quarter of 2007. Only in June 2006 did we obtain the funds necessary to initiate operations. Before we begin to generate revenue, we will have to obtain sites for our facilities, obtain the necessary permits and licenses to construct the facilities, retain qualified contractors, engineers and architects, employ a qualified staff, and obtain the business relationships necessary to insure a supply of raw materials and a market for our end product. Many factors could cause our efforts to be defeated; including both factors that we already anticipate and factors that may surprise us.

We may be unable to obtain the financing required to construct our planned facilities.

In order to complete construction of our planned facilities, we will have to obtain equity and senior debt financing equal to our aggregate construction costs. This currently corresponds to about $3.00 per gallon of installed extraction and biodiesel capacity. Estimated construction costs for the planned facilities include $30 million for the Iowa facility, $30 million for the Northeast plant and $15 million for the Marion plant. At present we have received no commitment for those funds, nor do we know whether the financing will be available on terms that will allow us to operate profitably. If we are unable to obtain the necessary financing, our business will fail.

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

The market for alternative energy sources is undetermined, and may not be adequate for sustain prices at a profitable level.

Most of our subsidiaries are involved in the development or production of alternative energy, or are providing services to companies involved in the production of alternative energy. Their success will depend on the level of market acceptance of alternative energy sources. The marketing of alternative energy sources on a national scale is a phenomenon new to this decade. The portion of U.S. energy represented by alternative energy sources is still quite small. It is not possible to predict with assurance how large the market for alternative energy sources will become. If it has not developed to a sufficient breadth when our subsidiaries are ready to market their products and services, the price at which alternative energy can be sold will be limited, which may make it impossible for one or more of our subsidiaries to operate profitably.

The fiscal efficiencies of highly capitalized competitors in the alternative energy field could defeat the efforts of our subsidiaries to capture a viable market share.

The business of producing alternative energy is a capital-intense business, requiring substantial capital resources. Relative to many of the participants in this industry, our capital resources are miniscule. The costs that our subsidiaries incur in obtaining capital are substantially greater per Dollar than the cost incurred by large scale enterprises in the industry. If competition reduces the prices available for alternative energy sources, our dependence on expensive capital sources may prevent us from lowering our prices to meet the competition. This situation could cause one or more of our subsidiaries to be unable to compete effectively.

                 II. Risks Attendant To Our Corporate Structure

Our business development would be hindered if we lost the services of our Executive Officers.

Thomas Scozzafava and Kevin Kreisler are the Chief Executive Officer and Chief Operating Officer, respectively, of GS AgriFuels. Together they are responsible for strategizing not only our business plan but also the means of financing it. If either of these officers were to leave GS AgriFuels or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of GS AgriFuels until a suitable replacement for the departed officer could be retained.

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

            III. Risks Attendant To The Market For Our Common Stock.

The resale of shares acquired by YA Global Investments, LP from GS AgriFuels may reduce the market price of GS AgriFuels' shares.

GS  AgriFuels  has  sold  to YA  Global  Investments  a  series  of  Convertible
Debentures that Cornell Capital may convert into shares of common stock. The Debentures are convertible at $3.00 per share, although under certain circumstances they may also be converted at 90% of the market price at the time of conversion. YA Global Investments may also acquire 1,665,000 of the shares by exercising a Warrant to purchase shares at $0.001 per share. It is possible that resale of shares by YA Global Investments may reduce the market price for GS AgriFuels common stock.

Existing shareholders may experience significant dilution from our issuance of shares to the holders of our convertible debentures.

We have issued convertible debentures to a number of entities in order to finance the development of our business. The issuance of shares on conversion of these debentures or on exercise of the warrants issued to YA Global Investments will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue if the debentures are converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing stockholders would experience greater dilution.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint, which also names the Company and certain of its affiliates, seeks performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of our recently acquired NextGen Fuel, Inc., subsidiary. The Company has responded to the verified complaint and denies any liability. The Company estimates that the legal fees for our defense will be nominal, if any, as the sellers have been paying the fees to date. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (c) Unregistered sales of equity securities

               None.

         (e) Purchases of equity securities

               The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the nine months ended September 30, 2007.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

Item 1.02  Termination of a Material Definitive Agreement

On November 9, 2007 GS CleanTech and GS AgriFuels agreed to terminate the license agreement dated July 1, 2007 pursuant to which GS AgriFuels had been obtaining raw materials from GS CleanTech. GS CleanTech will continue to supply raw materials to GS AgriFuels, but on terms to be determined at the time of shipment.

ITEM 6.  EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2007:

Exhibit Number             Description

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

GS AGRIFUELS CORPORATION

By:           /S/       THOMAS SCOZZAFAVA
              ---------------------------------
                        THOMAS SCOZZAFAVA
                        Chief Executive Officer

Date:                   November 14, 2007

              /S/       EDWARD CARROLL
              ---------------------------------
                        EDWARD CARROLL
                        Chief Financial Officer


Date:                   November 14, 2007