Form 10KSB/A
period 2006-12-31
GS AGRIFUELS CORP
filed 2007-12-20
CIK 1120802

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                  FORM 10-KSB/A
                               (Amendment No. 1)
                                -----------------


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

Amendment No. 1

This amendment is being filed in order to correct an error in the Statement of Cash Flows and an error in the certification filed as Exhibit 31.2.

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


                                          Common Stock     Series A Preferred   Series B Preferred      Series C Preferred
                                                                   Stock              Stock                   Stock
                                         -------------------------------------------------------------------------------------
                                         Shares     Amount    Shares    Amount     Shares    Amount       Shares     Amount
                                         -------------------------------------------------------------------------------------
Balance at 1/ 1/05 (see Note below)....   50,000   $      5     90,000   $     9        --     $    --     $   --     $    --

 Issuance of Series B Preferred
 Stock in exchange for Series A
 Preferred Stock ......................      --        --      (52,650)       (5)    300,000       30          --         --
  Net loss ............................      --        --        --          --        --         --                      --
                                       ----------   --------   --------  --------   --------   --------   --------   --------

Balance at 12/31/05 (see Note below)...    50,000   $     5     37,350   $     4     300,000   $   30           --    $   --
                                       ==========   ========   ========  ========   ========   =========  ========    =======
 Exchange for services-related party .. 2,025,000       203       --         --         --        --           --         --
 Exchange for services ................   142,500        14       --         --         --        --           --         --
 Consideration for business combination      --         --         --        --     (300,000)     (30)     1,000,000    1,000
 Bifurcation of warrants ..............      --         --         --        --         --        --           --         --
 Issuance of options ..................      --         --         --        --         --        --           --         --
 Conversion of Series C Preferred ..... 26,000,000    2,600        --        --         --        --     (1,000,000)   (1,000)
 Net loss .............................      --         --         --        --         --        --           --         --

Balance at 12/31/06 ................... 28,217,500  $ 2,822     37,350   $     4        --     $  --           --     $   --
                                        ==========  ========   ========  ========  =========   ========= ==========   ========

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




                                                                                            Development
                                                                                            Stage Deficit
                                                                                            Apportionment
                                                                             Total           Of Current
                                               Additional                  Stockholders'        Year
                                               Paid-in       Accumulated     Equity          Consolidated
                                               Capital       Deficit                            Loss
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


                    GS AGRIFUELS CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                                                                         Cumulative
                                                                                      Amounts Since
                                                                                       Inception of
                                                                                        Development
                                                                                       Stage 4/1/06
                                                            12/31/06      12/31/05      To 12/31/06
                                                         -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................   $(2,548,547)   $  (424,811)   $(2,266,344)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Amortization of deferred financing costs .........       230,200
                                                                              --          230,200
   Amortization of note discount ....................       172,533           --          146,369
   Amortization of Energy Technology ................       356,712
                                                                              --          356,712
   Write off of FMV of derivatives ..................      (104,657)          --         (104,067)
    Issuance of equity securities for services ......        57,656           --           57,656
    Debt issuance for related party payable .........          --          187,995           --
   Changes in assets and liabilities
     Accounts receivable ............................       (52,230)          --          (52,230)
Other current assets ................................       197,988        246,667        197,988

Deposits ............................................      (619,851)          --         (619,851)
     Inventory ......................................      (846,337)          --         (846,337)
     Accounts payable ...............................       359,016        (13,638)       308,443
     Customer deposit ...............................       578,250           --          578,250
         Accrued interest ...........................       674,941          3,787        670,781
     Accrued expenses ...............................       131,712           --          131,711
                                                        -----------    -----------    -----------
       Net cash used in operating activities ........    (1,412,614)          --       (1,210,719)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash investments in unconsolidated subsidiaries .....    (4,501,324)          --       (4,501,324)
Cash acquired from acquisition of subsidiaries ......     2,280,937           --        2,280,937
                                                        -----------    -----------    -----------
       Net used in investing activities .............   (2,220, 87)           --       (2,220,387)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Borrowings from related parties-short term .......       304,819           --          129,944
   Issuance of convertible debentures - related party        65,180           --           38,160
   Net proceeds from long-term convertible debentures     4,900,000           --        4,900,000
   Repayments on notes payable ......................      (630,326)          --         (630,326)
                                                        -----------    -----------    -----------
       Net cash provided by financing activities ....     4,639,673           --        4,437,778

Increase (decrease) in cash .........................     1,006,672           --        1,006,672
Cash at beginning of year ...........................          --             --             --
                                                        -----------    -----------    -----------
Cash at end of year .................................   $ 1,006,672    $      --      $ 1,006,672
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